Form 10-Q
period 1998-06-30
RADIO UNICA CORP
filed 1998-08-28
CIK 1067636

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                          COMMISSION FILE NO. 333-61211

                                RADIO UNICA CORP.
             (Exact name of registrant as specified in its charter)


       DELAWARE                                             65-0776004
(State of Incorporation)                                 (I.R.S. Employer
                                                      Identification Number)

  8400 N.W. 52ND STREET, SUITE 100
             MIAMI, FL                                        33166
(Address of principal executive offices)                    (Zip Code)


                                  305-463-5000
              (Registrant's telephone number, including area code)


                                       N/A
              (Former name, former address and former fiscal year,
                          if changed since last report)


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X]

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      As of August 28, 1998, 35,876 shares of Common Stock, $.01 par value were outstanding.


--------------------------------------------------------------------------------

                                RADIO UNICA CORP.

                                TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements..............................................  3
Item 2.  Management's Discussion and Analysis.............................. 12

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings................................................. 17
Item 2.  Changes in Securities............................................. 17
Item 3.  Defaults upon Senior Securities................................... 17
Item 4.  Submission of Matters to a Vote of Security Holders............... 17
Item 5.  Other Information................................................. 17
Item 6.  Exhibits and Reports on Form 8-K.................................. 17

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS


                                                                                    June 30,         December 31,
                                                                                      1998               1997
                                                                                  ------------       ------------
                                                                                  (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents ...............................................      $    692,315       $  1,126,862
   Restricted cash .........................................................         4,600,000                 --
   Accounts receivable, net ................................................         1,957,539                 --
   Prepaid expenses ........................................................           143,094            554,000
   Radio broadcasting rights ...............................................           897,812          2,650,000
                                                                                  ------------       ------------
Total current assets .......................................................         8,290,760          4,330,862

   Property and equipment, net .............................................         4,342,651          1,221,995
   Covenant not to compete .................................................           483,334                 --
   Goodwill ................................................................         4,066,019                 --
   Broadcast licenses ......................................................        20,175,092                 --
   Investments and advances to equity investee .............................         6,467,847          1,016,590
   Other assets ............................................................           688,384            108,641
                                                                                  ------------       ------------
                                                                                  $ 44,514,087       $  6,678,088
                                                                                  ============       ============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable ........................................................      $  1,250,187       $    354,120
   Accrued expenses ........................................................         1,679,078            179,549
   Radio broadcasting rights obligation ....................................           795,000          2,385,000
   Deferred revenue ........................................................           369,000                 --
   Note payable to stockholders ............................................         6,795,000            365,000
                                                                                  ------------       ------------
Total current liabilities ..................................................        10,888,265          3,283,669

Note payable ...............................................................         6,000,000                 --
Deferred tax liability .....................................................         4,088,735                 --

Commitments and contingencies

Series A redeemable cumulative preferred stock, $.01 par value, 450,000 shares authorized; 355,175 and 51,975 issued and outstanding at
    June 30, 1998 and December 31, 1997, respectively ......................        36,639,969          5,316,990

Stockholders' deficit:
   Common stock $.01 par value; 100,000 shares authorized; 35,876 and
      5,250 shares issued and outstanding at June 30, 1998 and
      December 31, 1997, respectively ......................................               359                 53
   Capital deficiency ......................................................          (764,101)           (67,043)
   Accumulated deficit .....................................................       (12,339,140)        (1,855,581)
                                                                                  ------------       ------------
Total stockholders' deficit ................................................       (13,102,882)        (1,922,571)
                                                                                  ------------       ------------
                                                                                  $ 44,514,087       $  6,678,088
                                                                                  ============       ============




The accompanying notes are an integral part of these financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATION (Unaudited)

                                                          Three months ended                     Six months ended
                                                               June 30,                              June 30,
                                                   -------------------------------       -------------------------------
                                                       1998               1997                1998              1997
                                                   ------------       ------------       ------------       ------------

Net revenue .................................      $  2,902,379       $         --       $  3,463,962       $         --

Operating expenses:
   Direct operating expenses ................           670,200                 --            888,374                 --
   Selling, general and administrative
     expenses................................         2,606,555                 --          4,347,004                 --
   Network expenses .........................         5,260,840                 --          6,883,006                 --
   Corporate expenses .......................           667,115            302,419          1,306,525            440,338
   Depreciation and amortization ............           125,957                 --            372,144                 --
                                                   ------------       ------------       ------------       ------------
                                                      9,330,667            302,419         13,797,053            440,338
                                                   ------------       ------------       ------------       ------------
Loss from operations ........................        (6,428,288)          (302,419)       (10,333,091)          (440,338)

Other income (expense):
   Interest expense .........................          (457,848)                --           (465,402)                --
   Interest income ..........................           277,764                 --            312,052                 --
   Equity in (loss) earnings of equity
     investee ...............................            (7,986)                --              2,882                 --
                                                   ------------       ------------       ------------       ------------
                                                       (188,070)                --           (150,468)                --
                                                   ------------       ------------       ------------       ------------
Net loss ....................................        (6,616,358)          (302,419)       (10,483,559)          (440,338)
Accrued dividends on Series A redeemable
   cumulative preferred stock ...............           521,302                 --          1,003,014                 --
                                                   ------------       ------------       ------------       ------------
Net loss applicable to common
   shareholders .............................      $ (7,137,660)      $   (302,419)      $(11,486,573)      $   (440,338)
                                                   ============       ============       ============       ============
Net loss per common share applicable to
   common shareholders - basic and
   diluted ..................................      $    (344.22)      $     (30.24)      $    (569.71)      $     (67.94)
                                                   ============       ============       ============       ============

Weighted average common shares
   outstanding - basic and diluted ..........            20,736             10,000             20,162              6,481
                                                   ============       ============       ============       ============





The accompanying notes are an integral part of these financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENT OF CHANGES IN SERIES A REDEEMABLE CUMMULATIVE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT (Unaudited)
--------------------------------------------------------------------------------

                                                      Series A
                                                     Redeemable
                                                     Cumulative
                                                   Preferred Stock                         Common Stock
                                           -------------------------------       ------------       ------------
                                               Shares            Amount             Shares              Amount
                                           ------------       ------------       ------------       ------------

Balance at December 31,1996 .........                --       $         --              3,000       $        300

   Issuance of common stock .........                --                 --              7,000                700

   Conversion of Predecessor
   Company common stock to
   Radio Unica Corp. Series A
   redeemable cumulative
   preferred stock and common
      stock .........................             4,950            495,000             (9,500)              (995)

Issuance of Series A
   redeemable cumulative
   preferred stock and common
      stock .........................            47,025          4,702,500              4,750                 48

Accrued dividends in arrears
   on Series A redeemable
   cumulative preferred stock .......                              119,490

   Net loss .........................
                                           ------------       ------------       ------------       ------------
Balance at December 31, 1997 ........            51,975          5,316,990              5,250                 53

Issuance of Series A
   reedemable cumulative
   preferred stock and common
   stock ............................           148,500         14,850,000             15,000                150

Conversion of notes payable
   and promissory notes payable
   to stock holders to Series A
   redeemable cummulative preferred
   stock and common stock ...........           154,700         15,469,965             15,626                156

Accrued dividends in arrears
   on Series A redeemable
   cumulative preferred stock .......                --          1,003,014                 --                 --

   Net loss .........................                --                 --                 --                 --
                                           ------------       ------------       ------------       ------------
Balance at June 30, 1998 ............           355,175       $ 36,639,969             35,876       $        359
                                           ============       ============       ============       ============

                                            Additional
                                             Paid-in
                                              Capital          Accumulated
                                           (Deficiency)           Deficit            Total
                                           ------------       ------------       ------------

Balance at December 31,1996 .........      $     44,700       $    (40,000)      $      5,000

   Issuance of common stock .........           454,300                 --            455,000

   Conversion of Predecessor
   Company common stock to
   Radio Unica Corp. Series A
   redeemable cumulative
   preferred stock and common
      stock .........................          (494,005)                --           (495,000)

Issuance of Series A
   redeemable cumulative
   preferred stock and common
      stock .........................            47,452                 --             47,500

Accrued dividends in arrears
   on Series A redeemable
   cumulative preferred stock .......          (119,490)                             (119,490)

   Net loss .........................                           (1,815,581)        (1,815,581)
                                           ------------       ------------       ------------
Balance at December 31, 1997 ........           (67,043)        (1,855,581)        (1,922,571)

Issuance of Series A
   reedemable cumulative
   preferred stock and common
   stock ............................           149,850                 --            150,000

Conversion of notes payable
   and promissory notes payable
   to stock holders to Series A
   redeemable cummulative preferred
   stock and common stock ...........           156,106                 --            156,262

Accrued dividends in arrears
   on Series A redeemable
   cumulative preferred stock .......        (1,003,014)                --         (1,003,014)

   Net loss .........................                --        (10,483,559)       (10,483,559)
                                           ------------       ------------       ------------
Balance at June 30, 1998 ............      $   (764,101)      $(12,339,140)      $(13,102,882)
                                           ============       ============       ============

The accompanying notes are an integral part of these financial statements

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30                                                                  1998                1997
                                                                                      ------------       ------------

OPERATING ACTIVITIES
Net loss .......................................................................      $(10,483,559)      $   (440,338)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization ..............................................           372,144                 --
    Equity in loss of equity investee ..........................................            (2,882)                --
    Interest on notes payable paid with the issuance of capital stock ..........           261,227                 --
    Change in assets and liabilities:
     Accounts receivable .......................................................        (1,861,490)                --
     Prepaid expenses ..........................................................           435,331                 --
     Radio broadcasting rights .................................................         1,752,188                 --
     Other assets ..............................................................          (416,143)           (19,400)
     Accounts payable ..........................................................           879,169                 --
     Accrued expenses ..........................................................         1,390,057                 --
     Radio broadcasting rights obligation ......................................        (1,590,000)                --
     Deferred revenue ..........................................................           369,000                 --
                                                                                      ------------       ------------
Net cash used in operating activities ..........................................        (8,894,958)          (459,738)
                                                                                      ------------       ------------

INVESTING ACTIVITIES
Acquisition of property and equipment ..........................................        (2,594,093)                --
Restricted cash-escrow account .................................................        (4,600,000)                --
Investments and advances to equity investee ....................................        (5,448,375)                --
Note receivable from stockholder ...............................................          (163,600)                --
Investment in WNMA-AM Miami ....................................................        (9,317,000)                --
Investment in KIQI-AM San Francisco ............................................        (6,211,521)                --
                                                                                      ------------       ------------
Net cash used in investing activities ..........................................       (28,334,589)                --
                                                                                      ------------       ------------

FINANCING ACTIVITIES
Proceeds from issuance of Series A redeemable cumulative preferred stock
    and common stock ...........................................................        15,000,000            455,000
Proceeds from issuance of promissory note payable to stockholder ...............        21,795,000
                                                                                      ------------       ------------
Net cash provided by financing activities ......................................        36,795,000            455,000
                                                                                      ------------       ------------

Net decrease in cash and cash equivalents ......................................          (434,547)            (4,738)
Cash and cash equivalents at beginning of period ...............................         1,126,862              5,000
                                                                                      ------------       ------------
Cash and cash equivalents at end of period .....................................      $    692,315       $        262
                                                                                      ============       ============

Supplemental disclosures of cash flow information:
    Note payable issued in connection with the acquisition
      of KIQI-AM San Francisco .................................................      $  6,000,000       $         --
                                                                                      ============       ============





The accompanying notes are an integral part of these financial statements

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 1997 consolidated financial statements and notes thereto.

2. ACQUISITIONS

On January 26, 1998, the Company entered into an asset purchase agreement with One-on-One Sports License of Florida, L.L.C. and One-on-One Sports Radio of Florida L.L.C to acquire Miami radio stations WNMA-AM and WCMQ-AM for a cash purchase price of $9.0 million. On May 13, 1998, upon receiving the FCC's consent to transfer the broadcasting licenses, the Company completed the acquisitions. The Company operated the stations under a Time Brokerage Agreement ("TBA") for a monthly fee of $72,500 from February 1,1998 to May 13, 1998.

On February 20, 1998, the Company entered into a stock purchase agreement with Oro Spanish Broadcasting, Inc. to acquire San Francisco radio station KIQI-AM for $12 million. On April 30, 1998, upon receiving the consent of the Federal Communication Commission ("FCC") to transfer the broadcasting license, the Company completed the acquisition of all the common stock of Oro Spanish Broadcasting, Inc.. The purchase price was comprised of a $6 million cash payment and a $6 million promissory note payable. The promissory note payable bears interest at 8% and is payable monthly. On July 2, 1998 the Company revised certain terms and paid down $5.25 million against the promissory note payable. The remaining $750,000 is due on or before October 31, 1998. In connection with this acquisition, the Company entered into a five year non-compete agreement with the seller. The Company operated the station under a TBA for a monthly fee of $58,000 from March 2, 1998 to April 30, 1998.

On May 20, 1998, the Company entered into an asset purchase agreement to acquire the assets of the Los Angeles radio station KBLA-AM with Sinclair Radio of Los Angeles, Inc. and Sinclair Radio of Los Angeles Licensee, Inc. for $21 million in cash. On July 30, 1998, upon receiving the FCC's consent to transfer the broadcasting licenses, the Company completed the acquisition.

RADIO UNICA CORP.

--------------------------------------------------------------------------------

2. ACQUISITIONS, CONTINUED

The pro forma unaudited results of operations of the Company for the six months ended June 30, 1998 and 1997 assuming the Oro Spanish Broadcasting Inc. acquisition and the TBA and equity investment in Blaya, Inc. (see Note 3) had been consummated as of January 1, 1997 and assuming Blaya, Inc. had acquired 13 Radio as of January 1, 1997 are as follows:


                                                                SIX MONTHS ENDED
                                                                     JUNE 30
                                                     ----------------------------------
                                                           1998                1997
                                                     ----------------       -----------
Net revenue ...................................      $      3,463,962       $ 1,924,366
                                                     ================       ===========

Net loss applicable to common shareholders ....      $    (11,792,398)      $(1,126,215)
                                                     ================       ===========
Net loss per common share applicable to
common shareholders - basic and diluted .......      $        (584.88)      $   (173.77)
                                                     ================       ===========




3. INVESTMENTS AND ADVANCES TO EQUITY INVESTEE

On October 27, 1997, the Company obtained 49.9% of the ownership and voting rights of Blaya, Inc., a newly formed company. The remaining ownership interest was held by one of the stockholders of the Company.

On December 24, 1997, Blaya, Inc. entered into an asset purchase agreement with 13 Radio Corporation (13 Radio), a CBS Broadcasting (CBS) subsidiary, to acquire Houston radio station KXYZ-AM, for a cash purchase price of $6.4 million (the Acquisition). In connection with this Acquisition, the Company advanced $1,016,590 to Blaya, Inc., which is reflected in investments and advances to equity investee. Also on December 24, 1997, Blaya, Inc. entered into a TBA with 13 Radio effective as of January 5, 1998. The TBA made available to Blaya, Inc. substantially all of the broadcasting time of the station, pending the completion of the acquisition, which was subject to FCC consent. The Company entered into a TBA with Blaya, Inc. for substantially all of the broadcasting time of the station for a fee of $165,000 per quarter. The Company began operating the station under its TBA on January 5, 1998. Blaya, Inc. did not have any operations during 1997.

On March 6, 1998, the Company acquired 800 shares of Blaya, Inc.'s Class B common stock, representing 49.9% of the voting rights and 80% of the economic ownership rights in Blaya, Inc., in exchange for its 499 shares of common stock in Blaya, Inc. and $640,000. On the same day, the Company loaned the majority voting stockholder of Blaya, Inc. $160,000 in the form of a 10 year 9% promissory note. These proceeds were used by the majority voting stockholder to purchase 200 shares of Blaya, Inc.'s Class A common stock representing 50.1% of the voting rights and 20% of the ownership rights in Blaya, Inc. In connection with this equity investment, the stockholders of Blaya, Inc. entered into a stockholders agreement that provides the Company the first right of refusal if the majority voting stockholder decides to sell any interest in Blaya, Inc. The Company accounts for its investment in Blaya, Inc. under the equity method of accounting since the minority owner of Blaya, Inc. has operating control of Blaya, Inc.

RADIO UNICA CORP.

--------------------------------------------------------------------------------

3. INVESTMENTS AND ADVANCES TO EQUITY INVESTEE, CONTINUED

On March 10, 1998, the Company entered into a promissory note payable of $5.7 million with Blaya, Inc. The proceeds were used to complete the asset purchase agreement with 13 Radio and to pay related closing costs. The promissory note payable bear's interest at 9% compounded quarterly and payable annually. The entire principal amount outstanding under the promissory note payable shall be due and payable in full on the earliest to occur of (i) the termination of the TBA, (ii) fifteen days following the date when 50% of the voting stock is transferred to any party or substantially all the assets of Blaya, Inc. are sold, or (iii) March 10, 2008. The promissory note payable is secured by substantially all of the assets of Blaya, Inc.

On March 11, 1998, Blaya, Inc. completed the Acquisition of certain assets of 13 Radio for $6.4 million pursuant to the Asset Purchase Agreement dated December 24, 1997. The allocation of the purchase price is preliminary and subject to change.

On June 9, 1998, the Company entered into a stock purchase agreement with the majority voting stockholder of Blaya, Inc. to purchase his remaining 50.1% voting rights and 20% ownership interest in Blaya, Inc. The FCC has granted its consent for the transaction, which is expected to close in August 1998.


4. SENIOR DISCOUNT NOTES AND SENIOR SECURED REVOLVING CREDIT FACILITY

SENIOR DISCOUNT NOTES

On July 27, 1998, the Company sold in an unregistered offering to qualified institutional buyers and accredited institutional investors $158,088,000 aggregate principal amount at maturity of the Company's 11 3/4% Senior Discount Notes due August 1, 2006 (the "Notes"). Cash Interest on the Notes will not accrue or be payable prior to August 1, 2002. Thereafter, cash interest will accrue at a rate of 11 3/4% per annum on the principal amount at maturity of the Notes through and including the maturity date and will be payable semi-annually on August 1 and February 1 of each year. In connection with this transaction, the Company received net proceeds of approximately $95 million, after issuance expenses of approximately $5 million. The net proceeds will be used to fund existing and future acquisitions of radio stations, repay amounts borrowed under the Company's Revolving Credit Facility and for general working capital purposes.

The Notes will be general senior unsecured obligations of the Company and will rank PARI PASSU in right of payment with all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company. The Notes are, unconditionally guaranteed, on a senior unsecured basis, as to payment of principal, premium if any, and interest, jointly and severally by the Guarantors which consist of the Company's Domestic Restricted Subsidiaries, as defined. The Notes will be redeemable at any time and from time to time at the option of the Company, in whole or in part on or after August 1, 2002, plus accrued and unpaid interest thereon to the date of redemption. In addition, on or prior to August 1, 2001, the Company may redeem, at its option, up to 35% of the aggregate principal amount at maturity of the Notes with the net proceeds of one or more Equity Offerings, as defined, at 111.75% of the Accreted Value thereof, as defined, as long as Notes representing at least $65.0 million of the aggregate initial Accreted Value of the Notes originally issued remains outstanding after each such redemption and that such redemption occurs within 90 days of the closing of any such Equity Offering.

Upon a Change of Control, as defined, the Company will be required to offer to repurchase the Notes at a purchase price equal to (i) 101% of the Accreted Value thereof, if the purchase date is on or prior to August 1, 2002, or (ii) 101% of the principal amount at maturity thereof, plus accrued and unpaid interest thereon, if any, to the purchase date, if such date is after August 1, 2002.

RADIO UNICA CORP.

--------------------------------------------------------------------------------

4. SENIOR SECURED NOTES AND SENIOR SECURED REVOLVING CREDIT FACILITY, CONTINUED

SENIOR DISCOUNT NOTES, CONTINUED

The Notes restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, create liens on assets, enter into transactions with affiliates, make investments, loans or advances, consolidate or merge with or into any other person or convey, transfer or lease all or substantially all of its assets or change the business conducted by the Company.

SENIOR SECURED REVOLVING CREDIT FACILITY

On July 8, 1998, the Company entered into a credit agreement for a senior secured revolving credit facility (the "Revolving Credit Facility") providing for up to $20.0 million of availability with Canadian Imperial Bank of Commerce ("CIBC"). The Revolving Credit Facility will mature on the earlier of 91 days before the first cash interest is due on the Notes or June 30, 2002. Amounts outstanding under the Revolving Credit Facility bear interest at a rate of either (i) the higher of CIBC's prime rate plus 1.25% or (ii) LIBOR plus 2.50%. The obligations under the Revolving Credit Facility are guaranteed by the Company and secured by substantially all the assets of the Company. The Company will pay certain fees in connection with the Revolving Credit Facility, including a commitment fee of 0.50% per annum on the aggregate unused portion of the Revolving Credit Facility.

The Revolving Credit Facility contains certain financial and operational covenants and customary events of default, including, among others, payment defaults and default in the performance of other covenants, breach of representations or warranties, cross-default to other indebtedness, certain bankruptcy or ERISA defaults, the entry of certain judgments against the Company or any subsidiary, and any security interest or guarantee that ceases to be in effect. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a "change of control", as defined.

5. PROMISSORY NOTES PAYABLE

In April, May and June 1998, the Company entered into four promissory notes payable to Warburg Pincus Ventures L.P. ("WPV") in the aggregate amount of approximately $21.8 million. Such notes bear interest at 10% per annum and are due on demand. On June 30, 1998 the Company converted $15 million of the promissory notes payable to preferred stock (see Note 6). The Company paid the remaining $6.8 million on July 15, 1998.

6. PREFERRED AND COMMON STOCK

On January 5, 1998, WPV purchased 148,500 shares of preferred stock and 15,000 shares of common stock in exchange for $15,000,000.

On April 17, 1998 the Company converted $365,000 in notes payable to stockholders plus accrued interest of $22,323 into 3,835 shares of Series A redeemable cumulative preferred stock and 387 shares of common stock valued at $383,450 and $3,873, respectively.

On June 30, 1998, the Company converted $15 million in promissory notes payable to WPV plus $238,904 in accrued interest into 150,865 shares of Series A redeemable cumulative preferred stock and 15,239 shares of common stock valued at $15,086,515 and $152,389, respectively.

7. COMMITMENTS

TIME BROKERAGE AGREEMENT FOR KDFT-AM DALLAS

On April 27, 1998, the Company entered into a TBA with The Freedom Network, Inc. to operate the Dallas radio station KDFT-AM through May 18, 2000 for a monthly fee of $44,786 and $56,546 through May 18, 1999 and 2000, respectively. An advance payment of $146,903 was made to The Freedom Network, Inc. in connection with the execution of the TBA.

RADIO UNICA CORP.

--------------------------------------------------------------------------------


7. COMMITMENTS, CONTINUED

TIME BROKERAGE AGREEMENT FOR WBAH-AM  NEW YORK

On June 1, 1998, the Company entered into a TBA with Children's Radio of New York, Inc. for substantially all of the broadcast time on the New York radio station WBAH-AM through August 31, 1998 in exchange for a fee in the amount of $175,000.


TIME BROKERAGE AGREEMENT AND OPTION TO PURCHASE OF WYPA-AM CHICAGO

On June 9, 1998, the Company entered into a TBA with Achievement Radio Holdings, Inc. for substantially all of the broadcast time on the Chicago radio station WYPA-AM for a monthly fee of $118,000 through June 8, 1999. The term of the TBA may be extended at the Company's option through June 9, 2000 (Renewal Term). In addition to the TBA, the Company has an option to purchase the assets of WYPA-AM, which is exercisable from June 9, 1998 through June 9, 1999 and will be exercisable for the Renewal Term if the TBA is extended.


8. SUBSEQUENT EVENTS

See Note 2 in connection with the $5.25 million payment made towards the $6 million promissory note payable issued in connection with the acquisition of KIQI-AM San Francisco and the acquisition of KBLA-AM Los Angeles on July 30, 1998.

See Note 4 in connection with the issuance of the Notes on July 27, 1998 and
Note 5 in connection with conversion and payments towards the promissory notes payable on July 15, 1998.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

This report contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 1998 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

OVERVIEW

Radio Unica Corp., incorporated on September 12, 1996 (inception), was organized for the purpose of producing, broadcasting and distributing Spanish-language radio programming in the United States. The Company's strategy is to develop its radio network as a national advertising platform that is attractive to national advertisers. The network is comprised of owned and operated stations; stations operated under TBA's and affiliated stations. From inception through the year ended December 31, 1997, the Company had no revenue and had not commenced operations. The Company launched its network on January 5, 1998 with 30 affiliated stations and three stations operated under TBAs. The Company expects to incur operating losses for the foreseeable future as the Company develops its network and stations and establishes its base of advertising revenues.

The Company generates revenue from sales of network advertising time and sales of advertising time on the Company-owned stations and stations operated under TBAs (collectively "O&Os"). Advertising rates are, in large part, based upon the network's and each station's ability to attract audiences in demographic groups targeted by advertisers. All revenues are stated net of any agency commissions.

The Company's operating expenses consist of network programming expenses, marketing and selling costs, including commissions paid to the Company's sales staff, technical and engineering costs, and general and administrative expenses.

As is true of other radio operators, the Company's performance is customarily measured by its earnings before net interest, taxes, depreciation and amortization ("EBITDA"). Although EBITDA is not a measure of performance calculated in accordance with generally accepted accounting principles, EBITDA is presented because it provides useful information regarding the Company's ability to service debt. However, EBITDA should not be considered as an alternative measure of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles).

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

NET REVENUE. Net revenue for the three month period ended June 30, 1998 were approximately $2.9 million relating to sales of network advertising and sales of advertising on the Company's O&Os. The Company was not operating its network or stations during the period ended June 30, 1997 and as a result had no revenues.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

OPERATING EXPENSES. Operating expenses for the three month period ended June 30, 1998 were approximately $9.3 million as compared to approximately $302,000 for the three months ended June 30, 1997. Operating expenses during the three months ended June 30, 1998 related to the ongoing operations of the business. Operating expenses during the three month period ended June 30, 1997 consisted of corporate costs incurred during the development stage.

Direct operating expenses for the three months ended June 30, 1998 related to engineering and programming costs for the Company's O&Os.

Selling, general and administrative expenses of approximately $2.6 million related to the operations of the Company's O&Os. Network expenses of approximately $5.3 million related to the operations of the Company's network including engineering, programming, sales and administration.

Network expenses of approximately $5.3 million related to the operations of the Company's Network including engineering, programming, sales and administration.

Corporate expenses for the three months ended June 30, 1998 of approximately $667,000 related to the costs of executive management, legal and professional fees and other costs, an increase of approximately $365,000 over the comparable period in the prior year. Corporate expenses for the three month period ended June 30, 1997 included primarily legal and professional fees, promotional costs and travel expenses incurred during the development stage.

LOSS FROM OPERATIONS. Loss from operations for the three month period ended June 30, 1998 was approximately $6.4 million as compared to approximately $302,000 for the comparable period of the prior year. The increase in the loss is a result of the increased costs associated with the commencement of operations of the Company's network O&Os.

EBITDA. EBITDA was approximately $(6.3) million for the three months ended June 30, 1998 and approximately $(302,000) for the three months ended June 30, 1997. The decrease in EBITDA is a result of the increased cost associated with the operations of the Company's network and O&Os.

OTHER INCOME (EXPENSE). Other income (expense) for the three month period ended June 30, 1998 included interest income of approximately $278,000, interest expense of approximately $458,000 and equity loss of approximately $8,000. Interest income primarily relates to interest earned on amounts held in escrow related to pending station acquisitions. Interest expense relates primarily to the interest on the promissory notes due to stockholders. Equity loss is the Company's share of losses in Blaya, Inc., an equity investee, which owns KXYZ-AM Houston. The Company had no other income or expense during the three month period ended June 30, 1997.

NET LOSS. The Company had a net loss of approximately $6.6 million in the three month period ended June 30, 1998 as compared to an approximate $302,000 net loss for the comparable period of the prior year. The increase in the net loss is a result of the increased costs associated with the operations of the Company's network O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

--------------------------------------------------------------------------------


SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1997

NET REVENUE. Net revenue for the six months ended June 30, 1998 were approximately $3.5 million relating to sales of network advertising and sales of advertising on the Company's O&Os. The Company was not operating its network or stations during the six month period ended June 30, 1997 and as a result had no revenues.

OPERATING EXPENSES. Operating expenses for the six months ended June 30, 1998 were approximately $13.8 million as compared to approximately $440,000 for the six months ended June 30, 1997.

Direct operating expenses for the six months ended June 30, 1998 related to engineering and programming costs for the Company's O&Os.

Selling, general and administrative expenses of approximately $4.3 million related to the operations of the Company's O&Os.

Network expenses of approximately $6.9 million related to the operations of the Company's network including engineering, programming, sales and administration.

Corporate expenses for the six months ended June 30, 1998 of approximately $1.3 million related to the costs of executive management, legal and professional fees and other costs, an increase of approximately $866,000 over the comparable period in the prior year. Corporate expenses for the six months ended June 30, 1997 included primarily legal and professional fees, promotional costs and travel expenses incurred during the development stage.

EBITDA. EBITDA was approximately $(10.0) million for the six months ended June 30, 1998 as compared to approximately $(440,000) for the six months ended June 30, 1997. The decrease in EBITDA is a result of the increased cost associated with the operations of the Company's network and O&Os.

OTHER INCOME (EXPENSE). Other income (expense) for the six months ended June 30, 1998 included interest income of approximately $312,000, interest expense of approximately $465,000 and equity earnings of approximately $3,000. Interest income primarily relates to interest earned on amounts held in escrow related to pending station acquisitions. Interest expense relates primarily to the interest on the promissory notes due to stockholders. Equity earnings is the Company's share of earnings in Blaya, Inc., an equity investee, which owns KXYZ-AM Houston. The Company had no other income or expense during the six months ended June 30, 1997.

NET LOSS. The Company incurred a net loss of approximately $10.5 million for the six months ended June 30, 1998 as compared to approximately $440,000 for the six months ended June 30, 1997. The increase in the net loss is a result of the increased costs associated with the operations of the Company's network and O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

Due to the development nature of the Company, the Company has had negative cash flows since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the issuance of Promissory Notes, Company Common Stock and Company Preferred Stock to the Company's principal shareholder.

The Company's primary sources of liquidity will be the Revolving Credit Facility and the net proceeds from the 11 3/4% Senior Discount Notes issued on July 27, 1998 (see Note 4 to Financial Statements). The Revolving Credit Facility is a senior secured revolver with $20.0 million of available borrowings subject to certain conditions.

Net cash used in operating activities was approximately $8.1 million for the six months ended June 30, 1998 as compared to approximately $460,000 for the six months ended June 30, 1997. The increase in cash used in operating activities during the six month period ended June 30, 1998 is due to the increased costs associated with the operations of the Company's network and O&Os.

Net cash used in investing activities for the six months ended June 30, 1998 was approximately $28.3 million as the Company acquired radio stations, funded escrow accounts related to acquisitions, made investments in and advances to an equity investee and acquired property and equipment for its O&Os. No cash was used in investing activities for the comparable period in the prior year.

Capital expenditures primarily related to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. For the six months ended June 30, 1998 capital expenditures were approximately $2.6 million. The Company expects to spend in the aggregate approximately $2.5 million over the next two years for planned equipment purchases and for upgrades of existing stations.

Net cash provided by financing activities for the six months ended June 30, 1998 was $36 million as compared to $455,000 for the six months ended June 30, 1997. The increase in cash provided by financing activities during the six months ended June 30, 1998 is partially due to additional capital which was raised through the issuance of preferred and common stock. In addition, the Company entered into promissory notes payable with WPV of approximately $21.8 million. The funds were mainly used to acquire radio stations, fund escrow accounts related to acquisitions, make investments and advances to an equity investee and acquire property and equipment.

The Company believes that its current cash position and the proceeds from the issuance of the 11 3/4% Senior Discount Notes on July 27, 1998 and the borrowing availability under the Revolving Credit Facility will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until the implementation of its business strategy provides the Company with sufficient operating cash flow. However, there can be no assurance that such business strategy will be successfully implemented or that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

YEAR 2000 COMPLIANCE

The Company is currently assessing its exposure to the Year 2000 issue. All aspects of the business are under review, including correspondence with vendors, suppliers and customers regarding their Year 2000 compliance status. Based upon the results of recent investigation, the Company's primary information and communications systems are believed to be compliant with Year 2000 requirements. The Company's cost of compliance has been minimal and any future costs are not anticipated to be material to financial condition or results of operations.

The Company currently has limited information concerning the Year 2000 compliance status of its suppliers of goods and services, other than those related to the Company's information systems. In the event that any of the Company's significant suppliers do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be adversely affected.

RADIO UNICA CORP.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------


ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to.

ITEM 2.  CHANGES IN SECURITIES

* On January 5, 1998, the Company issued 148,500 shares of preferred stock and 15,000 shares of common stock to Warburg, Pincus Ventures L.P. for $15,000,000.

* On April 17, 1998, the Company converted $365,000 in notes payable to stockholders plus accrued interest of $22,323 into 3,835 shares of Series A redeemable cumulative preferred stock and 387 shares of common stock valued at $383,450 and $3,873, respectively.

* On June 30, 1998, the Company converted $15 million in promissory notes payable to Warburg, Pincus Ventures, L.P., plus $238,904 in accrued interest into 150,865 shares of Series A redeemable cumulative preferred stock and 15,239 shares of common stock valued at $15,086,515 and $152,389, respectively.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company during the period covered by this report.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

      (a)   Exhibit 27.1 - Financial Data Schedules.

      (b) No reports on Form 8-K were filed by the Company for the quarter ended June 30, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Radio Unica Corp.



                                            By:  /s/ Steven E. Dawson
                                                 -----------------------------
                                                 Steven E. Dawson
                                                 Chief Financial Officer


Date: August 28, 1998