Form 10-Q
period 1998-09-30
RADIO UNICA CORP
filed 1998-11-12
CIK 1067636

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


             Quarterly Report pursuant to Section 13 or 15(d) of the

[X]               Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

                  Transition Report Pursuant to Section 13 or 15(d) of
[ ]               the Securities Exchange Act of 1934


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

              As of November 12, 1998, 35,663 shares of Common Stock, $.01 par value were outstanding.

--------------------------------------------------------------------------------

                                RADIO UNICA CORP.

                                TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements............................................................................. 3
Item 2.  Management's Discussion and Analysis.............................................................13

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................19
Item 2.  Changes in Securities............................................................................19
Item 3.  Defaults upon Senior Securities..................................................................19
Item 4.  Submission of Matters to a Vote of Security Holders..............................................19
Item 5.  Other Information................................................................................19
Item 6.  Exhibits and Reports on Form 8-K.................................................................19

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS


                                                                               September 30,   December 31,
ASSETS                                                                             1998            1997
-------------------------------------------------------------------------------------------------------------
                                                                                (Unaudited)
Current assets:
        Cash and cash equivalents                                            $  57,548,283    $   1,126,862
        Restricted cash                                                          2,500,000               --
        Accounts receivable, net                                                 2,716,048               --
        Prepaid expenses                                                           120,597          554,000
        Radio broadcasting rights                                                  757,616        2,650,000
                                                                             -------------    -------------
Total current assets                                                            63,642,544        4,330,862

        Property and equipment, net                                             10,112,514        1,221,995
        Broadcast licenses and other intangibles                                48,525,122               --
        Investments and advances to equity investee                                     --        1,016,590
        Other assets                                                             9,192,967          108,641
                                                                             -------------    -------------
                                                                             $ 131,473,147    $   6,678,088
                                                                             =============    =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------------
Current liabilities:
        Accounts payable                                                     $     634,520    $     354,120
        Accrued expenses                                                         3,604,372          179,549
        Radio broadcasting rights obligation                                            --        2,385,000
        Note payable to stockholders                                                    --          365,000
                                                                             -------------    -------------
Total current liabilities                                                        4,238,892        3,283,669

Note payable                                                                       750,000               --
Radio broadcasting rights obligation                                             3,400,000               --
Deferred tax liability                                                           4,088,735               --
Senior discount notes                                                          102,087,895               --

Commitments and contingencies

Series A redeemable cumulative preferred stock, $.01 par value, 450,000 shares authorized; 353,065 and  51,975 issued and outstanding at
  September 30, 1998 and December 31, 1997, respectively                        37,332,908        5,316,990

Stockholders' deficit:
        Common stock $.01 par value; 100,000 shares authorized; 35,663 and
           5,250 shares issued and outstanding at September 30, 1998 and
           December 31, 1997, respectively                                             357               53
        Capital deficiency                                                      (1,957,038)         (67,043)
        Accumulated deficit                                                    (18,468,602)      (1,855,581)
                                                                             -------------    -------------
Total stockholders' deficit                                                    (20,425,283)      (1,922,571)
                                                                             -------------    -------------
                                                                             $ 131,473,147    $   6,678,088
                                                                             =============    =============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

                                                           Three months ended                Nine months ended
                                                              September 30,                    September 30,
                                                           1998            1997            1998            1997
                                                       ------------     -----------    ------------     -----------
Net revenue                                            $  2,954,757     $        --    $  6,418,719     $        --

Operating expenses:
        Direct operating expenses                           414,341              --       1,302,715              --
        Selling, general and administrative expenses      2,609,115              --       6,956,119              --
        Network expenses                                  2,915,555              --       9,798,561              --
        Corporate expenses                                  734,533         347,960       2,041,058         788,298
        Depreciation and amortization                       529,827              --         901,971              --
                                                       ------------     -----------    ------------     -----------
                                                          7,203,371         347,960      21,000,424         788,298
                                                       ------------     -----------    ------------     -----------
Loss from operations                                     (4,248,614)       (347,960)    (14,581,705)       (788,298)
                                                       ------------     -----------    ------------     -----------

Other income (expense):
        Interest expense                                 (2,382,812)             --      (2,848,214)             --
        Interest income                                     519,713              --         831,765              --
        Equity in loss of equity investee                   (17,749)             --         (14,867)             --
                                                       ------------     -----------    ------------     -----------
                                                         (1,880,848)             --      (2,031,316)             --
                                                       ------------     -----------    ------------     -----------
Net loss                                                 (6,129,462)       (347,960)    (16,613,021)       (788,298)
Accrued dividends on Series A redeemable
        cumulative preferred stock                          914,065              --       1,917,079              --
                                                       ------------     -----------    ------------     -----------
Net loss applicable to common shareholders             $ (7,043,527)    $  (347,960)   $(18,530,100)    $  (788,298)
                                                       ============     ===========    ============     ===========
Net loss per common share applicable to
        common shareholders - basic and diluted        $    (196.53)    $    (70.20)   $    (729.85)    $   (132.11)
                                                       ============     ===========    ============     ===========

Weighted average common shares
        outstanding - basic and diluted                      35,839           4,957          25,389           5,967
                                                       ============     ===========    ============     ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

      CONSOLIDATED STATEMENT OF CHANGES IN SERIES A REDEEMABLE CUMMULATIVE
              PREFERRED STOCK AND STOCKHOLDERS' DEFICIT (Unaudited)


                                        Series A
                                       Redeemable
                                       Cumulative                                      Additional
                                     Preferred Stock               Common Stock         Paid-in
                                ------------------------     ----------------------     Capital       Accumulated
                                  Shares       Amount           Shares      Amount    (Deficiency)      Deficit         Total
                                ---------   ------------     ----------   ---------   ------------   ------------   ------------
Balance at December 31, 1996           --   $         --          3,000   $     300   $     44,700   $    (40,000)  $      5,000

  Issuance of common stock             --             --          7,000         700        454,300             --        455,000

  Conversion of Predecessor
  Company common stock to
  Radio Unica Corp. Series A
  redeemable cumulative
  preferred stock and common
  stock                             4,950        495,000         (9,500)       (995)      (494,005)            --       (495,000)

Issuance of Series A
  redeemable cumulative
  preferred stock and common
  stock                            47,025      4,702,500          4,750          48         47,452             --         47,500

Accrued dividends in arrears
  on Series A redeemable
  cumulative preferred stock                     119,490                                  (119,490)                     (119,490)

Net loss                                                                                               (1,815,581)    (1,815,581)
                                ---------   ------------       --------   ---------   ------------   ------------   ------------
Balance at December 31, 1997       51,975      5,316,990          5,250          53        (67,043)    (1,855,581)    (1,922,571)

Issuance of Series A
  reedemable cumulative
  preferred stock and common
  stock                           148,500     14,850,000         15,000         150        149,850             --        150,000

Conversion of notes payable
  and promissory notes payable
  to stockholders to Series A
  redeemable cummulative
  preferred stock and common
  stock                           154,700     15,469,965         15,626         156        156,106             --        156,262

Redemption and cancellation
  of Series A reedemable
  cumulative preferred
  stock and common stock           (2,110)      (221,126)          (213)         (2)      (278,872)            --       (278,874)

Accrued dividends in arrears
  on Series A redeemable
  cumulative preferred stock           --      1,917,079             --          --     (1,917,079)            --     (1,917,079)

Net loss                               --             --             --          --             --    (16,613,021)   (16,613,021)
                                ---------   ------------       --------   ---------   ------------   ------------   ------------
Balance at September 30, 1998     353,065   $ 37,332,908         35,663   $     357   $ (1,957,038)  $(18,468,602)  $(20,425,283)
                                =========   ============       ========   =========   ============   ============   ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,                                                1998             1997
--------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                                   $ (16,613,021)  $    (788,298)
Adjustments to reconcile net loss to net
 cash used in operating activities:
        Depreciation and amortization                                            901,971              --
        Equity in earnings of equity investee                                     14,867              --
        Interest on notes payable paid with the issuance of capital stock        261,227              --
        Accretion of interest on senior discount notes                         2,087,895
        Amortization of deferred financing cost                                  117,014
        Change in assets and liabilities:
                Accounts receivable                                           (2,619,999)             --
                Prepaid expenses                                                 457,828              --
                Radio broadcasting rights                                     (1,750,000)     (2,650,000)
                Other assets                                                    (529,555)        (30,641)
                Accounts payable                                                 263,502          50,000
                Accrued expenses                                               1,119,700          15,982
                Radio broadcasting rights obligation                           1,015,000       2,385,000
                                                                           -------------   -------------
Net cash used in operating activities                                        (15,273,571)     (1,017,957)
                                                                           -------------   -------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                         (3,406,218)       (360,755)
Restricted cash-escrow account                                                (2,500,000)             --
Repayment of advances to equity investee                                       1,000,000
Investment in WNMA-AM Miami                                                   (9,317,000)             --
Investment in KIQI-AM San Francisco                                           (6,211,521)
Investment in KBLA-AM Los Angeles                                            (21,465,920)
Investment in KXYZ-AM  Houston                                                (6,500,000)             --
                                                                           -------------   -------------
Net cash used in investing activities                                        (48,400,659)       (360,755)
                                                                           -------------   -------------

FINANCING ACTIVITIES
Proceeds from issuance of Senior discount notes, net                          95,845,651
Proceeds from issuance of Series A redeemable cumulative
        preferred stock and common stock                                      15,000,000       1,455,000
Proceeds from issuance of notes payable to stockholders                       21,795,000         365,000
Repayment on notes payable to stockholders                                    (6,795,000)
Repayment on note payable issued in connection with the acquisition
        of KIQI-AM San Francisco                                              (5,250,000)
Redemption and cancellation of preferred and
        common stock                                                            (500,000)
                                                                           -------------   -------------
Net cash provided by financing activities                                    120,095,651       1,820,000
                                                                           -------------   -------------

Net increase in cash and cash equivalents                                     56,421,421         441,288
Cash and cash equivalents at beginning of period                               1,126,862           5,000
                                                                           -------------   -------------
Cash and cash equivalents at end of period                                 $  57,548,283   $     446,288
                                                                           =============   =============

Supplemental disclosures of cash flow information:
        Note payable issued in connection with the acquisition of
                KIQI-AM San Francisco                                      $   6,000,000   $          --
                                                                           =============   =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1998 and 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 1997 consolidated financial statements and notes thereto.

2. RADIO BROADCAST RIGHTS AGREEMENT

On September 28, 1998, the Company entered into a Radio Broadcasting Rights Agreements (the "Rights Agreements") with Inter/Forever Sports, Inc. for several large soccer events including Copa America 1999 and 2001, Copa Oro 2000 and 2002, and elimination games for the 2002 World Cup (collectively the "Soccer Events"). The Rights Agreements grant the Company exclusive Spanish-language radio broadcast rights in the United States for the Soccer Events.

3. ACQUISITIONS

On January 26, 1998, the Company entered into an asset purchase agreement with One-on-One Sports License of Florida, L.L.C. and One-on-One Sports Radio of Florida L.L.C to acquire Miami radio stations WNMA-AM and WCMQ-AM for a cash purchase price of $9.0 million. On May 13, 1998, upon receiving the consent of the Federal Communication Commission (the "FCC") to transfer the broadcasting licenses, the Company completed the acquisitions. The Company operated the stations under a Time Brokerage Agreement ("TBA") for a monthly fee of $72,500 from February 1, 1998 to May 13, 1998.

On February 20, 1998, the Company entered into a stock purchase agreement with Oro Spanish Broadcasting, Inc. to acquire San Francisco radio station KIQI-AM for $11.5 million. In connection with this acquisition, the Company entered into a five-year non-compete agreement with the seller for $500,000. On April 30, 1998, upon receiving the consent of the FCC to transfer the broadcasting license, the Company completed the acquisition of all the common stock of Oro Spanish Broadcasting, Inc. The purchase price was comprised of a $6 million cash payment and a $6 million promissory note payable. The promissory note payable bears interest at 8% and is payable monthly. On July 2, 1998 the Company revised certain terms and paid down $5.25 million against the promissory note payable. The remaining $750,000 is due on or before October 31, 1999. The Company operated the station under a TBA for a monthly fee of $58,000 from March 2, 1998 to April 30, 1998.

On May 20, 1998, the Company entered into an asset purchase agreement to acquire the assets of Los Angeles radio station KBLA-AM with Sinclair Radio of Los Angeles, Inc. and Sinclair Radio of Los Angeles Licensee, Inc. for $21 million in cash. On July 30, 1998, upon receiving the FCC's consent to transfer the broadcasting licenses, the Company completed the acquisition.

RADIO UNICA CORP.

--------------------------------------------------------------------------------

3. ACQUISITIONS, CONTINUED

On October 27, 1997, the Company obtained 49.9% of the ownership and voting rights of Blaya, Inc., a newly formed company. The remaining ownership interest was held by one of the stockholders of the Company.

On December 24, 1997, Blaya, Inc. entered into an asset purchase agreement with 13 Radio Corporation ("13 Radio"), a CBS Broadcasting ("CBS") subsidiary, to acquire Houston radio station KXYZ-AM, for a cash purchase price of $6.4 million (the "Acquisition"). In connection with this Acquisition, the Company advanced $1,016,590 to Blaya, Inc., which is reflected in investments and advances to equity investee. Also on December 24, 1997, Blaya, Inc. entered into a TBA with 13 Radio effective as of January 5, 1998. The TBA made available to Blaya, Inc. substantially all of the broadcasting time of the station, pending the completion of the acquisition, which was subject to FCC consent. The Company entered into a TBA with Blaya, Inc. for substantially all of the broadcasting time of the station for a fee of $165,000 per quarter. The Company began operating the station under its TBA on January 5, 1998. Blaya, Inc. did not have any operations during 1997.

On March 6, 1998, the Company acquired 800 shares of Blaya, Inc.'s Class B common stock, representing 49.9% of the voting rights and 80% of the economic ownership rights in Blaya, Inc., in exchange for its 499 shares of common stock in Blaya, Inc. and $640,000. On the same day, the Company loaned the majority voting stockholder of Blaya, Inc. $160,000 in the form of a 10 year 9% promissory note. These proceeds were used by the majority voting stockholder to purchase 200 shares of Blaya, Inc.'s Class A common stock representing 50.1% of the voting rights and 20% of the ownership rights in Blaya, Inc. In connection with this equity investment, the stockholders of Blaya, Inc. entered into a stockholders agreement that provided the Company the first right of refusal if the majority voting stockholder decides to sell any interest in Blaya, Inc. The Company accounts for its investment in Blaya, Inc. under the equity method of accounting since the minority owner of Blaya, Inc. has operating control of Blaya, Inc.

On March 10, 1998, the Company entered into a promissory note payable of $5.7 million with Blaya, Inc. The proceeds were used to complete the asset purchase agreement with 13 Radio and to pay related closing costs. The promissory note payable bear's interest at 9% compounded quarterly and payable annually. The entire principal amount outstanding under the promissory note payable was due and payable in full on the earliest to occur of (i) the termination of the TBA, (ii) fifteen days following the date when 50% of the voting stock is transferred to any party or substantially all the assets of Blaya, Inc. are sold, or (iii) March 10, 2008. The promissory note payable was secured by substantially all of the assets of Blaya, Inc.

On March 11, 1998, Blaya, Inc. completed the Acquisition of certain assets of 13 Radio for $6.4 million pursuant to the Asset Purchase Agreement dated December 24, 1997. The allocation of the purchase price is preliminary and subject to change.

On June 9, 1998, the Company entered into a stock purchase agreement with the majority-voting stockholder of Blaya, Inc. to purchase his remaining 50.1% voting rights and 20% ownership interest in Blaya, Inc. (the "Remaining Interest"). On September 11, 1998, the Company completed the acquisition of the Remaining Interest for $160,000 and accordingly, Blaya, Inc. became a wholly owned subsidiary of the Company. Mr. Blaya repaid the $160,000, plus interest, he owed the Company pursuant to the 10 year 9% promissory note. In addition, the $5.7 million promissory note was cancelled by the Company and accounted for as a contribution to Blaya, Inc.'s capital.

RADIO UNICA CORP.

--------------------------------------------------------------------------------


3. ACQUISITIONS, CONTINUED

The pro forma unaudited results of operations of the Company for the nine months ended September 30, 1998 and 1997 assuming the Oro Spanish Broadcasting, Inc. and Blaya, Inc. acquisitions had been consummated as of January 1, 1997 and assuming Blaya, Inc. had acquired 13 Radio as of January 1, 1997 are as follows:


                                                                           NINE MONTHS ENDED
                                                                              SEPTEMBER 30
                                                               -------------------------------------------
                                                                     1998                     1997
                                                               ------------------       ------------------
Net revenue                                                    $      6,729,691         $      2,933,695
                                                               ==================       ==================

Net loss applicable to common shareholders                     $    (18,926,935)        $     (2,006,372)
                                                               ==================       ==================
Net loss per common share applicable to
common shareholders - basic and diluted                        $        (745.48)        $        (336.24)
                                                               ==================       ==================


4. SENIOR DISCOUNT NOTES AND SENIOR SECURED REVOLVING CREDIT FACILITY

SENIOR DISCOUNT NOTES

On July 27, 1998, the Company sold in an unregistered offering to qualified institutional buyers and accredited institutional investors $158,088,000 aggregate principal amount at maturity of the Company's 11 3/4% Senior Discount Notes due August 1, 2006 (the "Senior Discount Notes"). Cash interest on the Senior Discount Notes will not accrue or be payable prior to August 1, 2002. Thereafter, cash interest will accrue at a rate of 11 3/4% per annum on the principal amount at maturity of the Senior Discount Notes through and including the maturity date and will be payable semi-annually on August 1 and February 1 of each year. In connection with this transaction, the Company received net proceeds of approximately $95 million after issuance expenses of approximately $5 million. The net proceeds will be used to fund existing and future acquisitions of radio stations, repay amounts borrowed under the Company's Revolving Credit Facility and for general working capital purposes.

The Senior Discount Notes are general senior unsecured obligations of the Company and rank PARI PASSU in right of payment with all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company. The Senior Discount Notes are, unconditionally guaranteed, on a senior unsecured basis, as to payment of principal, premium if any, and interest, jointly and severally by the Guarantors which consist of the Company's Domestic Restricted Subsidiaries, as defined. The Senior Discount Notes are redeemable at any time and from time to time at the option of the Company, in whole or in part on or after August 1, 2002, plus accrued and unpaid interest thereon to the date of redemption. In addition, on or prior to August 1, 2001, the Company may redeem, at its option, up to 35% of the aggregate principal amount at maturity of the Senior Discount Notes with the net proceeds of one or more Equity Offerings, as defined, at 111.75% of the Accreted Value thereof, as defined, as long as Notes representing at least $65.0 million of the aggregate initial Accreted Value of the Senior Discount Notes originally issued remains outstanding after each such redemption and that such redemption occurs within 90 days of the closing of any such Equity Offering.

RADIO UNICA CORP.

--------------------------------------------------------------------------------


4. SENIOR DISCOUNT NOTES AND SENIOR SECURED REVOLVING CREDIT FACILITY, CONTINUED

SENIOR DISCOUNT NOTES, CONTINUED

Upon a Change of Control, as defined, the Company will be required to offer to repurchase the Senior Discount Notes at a purchase price equal to (i) 101% of the Accreted Value thereof, if the purchase date is on or prior to August 1, 2002, or (ii) 101% of the principal amount at maturity thereof, plus accrued and unpaid interest thereon, if any, to the purchase date, if such date is after August 1, 2002.

The Senior Discount Notes restrict, among other things, the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, create liens on assets, enter into transactions with affiliates, make investments, loans or advances, consolidate or merge with or into any other person or convey, transfer or lease all or substantially all of its assets or change the business conducted by the Company.

SENIOR SECURED REVOLVING CREDIT FACILITY

On July 8, 1998, the Company entered into a credit agreement for a senior secured revolving credit facility (the "Revolving Credit Facility") providing for up to $20.0 million of availability with Canadian Imperial Bank of Commerce ("CIBC"). The Revolving Credit Facility will mature on the earlier of 91 days before the first cash interest is due on the Notes or June 30, 2002. Amounts outstanding under the Revolving Credit Facility bear interest at a rate of either (i) the higher of CIBC's prime rate plus 1.25% or (ii) LIBOR plus 2.50%. The obligations under the Revolving Credit Facility are guaranteed by the Company and secured by substantially all the assets of the Company. The Company will pay certain fees in connection with the Revolving Credit Facility, including a commitment fee of 0.50% per annum on the aggregate unused portion of the Revolving Credit Facility. At September 30, 1998 there were no amounts outstanding under the Revolving Credit Facility.

The Revolving Credit Facility contains certain financial and operational covenants and customary events of default, including, among others, payment defaults and default in the performance of other covenants, breach of representations or warranties, cross-default to other indebtedness, certain bankruptcy or ERISA defaults, the entry of certain judgments against the Company or any subsidiary, and any security interest or guarantee that ceases to be in effect. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a "change of control", as defined. As of September 30, 1998 the Company was in compliance with these covenants.

5. PROMISSORY NOTES PAYABLE

In April, May and June 1998, the Company entered into four promissory notes payable to Warburg Pincus Ventures L.P. ("WPV") in the aggregate amount of approximately $21.8 million. Such notes bear interest at 10% per annum and are due on demand. On June 30, 1998, the Company converted $15 million of the promissory notes payable to preferred stock. The Company paid the remaining $6.795 million on July 15, 1998.

RADIO UNICA CORP.

--------------------------------------------------------------------------------


6. PREFERRED AND COMMON STOCK

On January 5, 1998, WPV purchased 148,500 shares of preferred stock and 15,000 shares of common stock in exchange for $15,000,000 On April 17, 1998 the Company converted $365,000 in notes payable to stockholders plus accrued interest of $22,323 into 3,835 shares of Series A redeemable cumulative preferred stock and 387 shares of common stock valued at $383,450 and $3,873, respectively.

On June 30, 1998, the Company converted $15 million in promissory notes payable to WPV plus $238,904 in accrued interest into 150,865 shares of Series A redeemable cumulative preferred stock and 15,239 shares of common stock valued at $15,086,515 and $152,389, respectively.

On August 28, 1998 the Company, pursuant to a separation agreement between the Company and its former President and Chief Operating Officer, redeemed and cancelled 2,110 shares of Series A redeemable cumulative preferred stock and 213 shares of common stock in exchange for $500,000.

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

8. SUMMARIZED FINANCIAL INFORMATION

The senior discount notes issued by the Company are guaranteed by all of the Company's Domestic Restricted Subsidiaries on a full, unconditional, joint and several basis. The financial statements of the subsidiary guarantors are omitted as management has determined that separate financial statements and other disclosures concerning the subsidiaries are not material to investors.

                                                                   AS OF OR FOR THE
                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                           ------------------------------
                                                                 1998           1997
                                                           -------------   --------------
Total assets                                                $ 61,200,150   $          --
Total liabilities (including due to parent of $14,921,169)    27,398,796              --
Net revenues                                                   6,418,719              --
Operating expenses                                            17,117,624              --
Net loss                                                     (12,730,221)             --

RADIO UNICA CORP.

--------------------------------------------------------------------------------



9.    SUBSEQUENT EVENTS

On October 27, 1998, the Company entered into an asset purchase agreement (the "Agreement") with Children's Broadcasting Corporation to acquire certain assets of New York City area radio stations WBAH-AM and WJDM-AM, Dallas/Ft. Worth radio station KAHZ-AM and Phoenix radio station KIDR-AM (collectively the "Stations") for a purchase price of $29.25 million. Pursuant to the Agreement, the Company has established escrow accounts totaling $10 million. The transaction is expected to be finalized and the transfers of the broadcast licenses are expected to be completed once the FCC's consents to transfer the broadcast licenses are received. Until such time, the Company will operate the Stations under a TBA for a monthly fee of $200,000. An advanced payment of $2.5 million was made to Children's Broadcasting Corporation with the execution of the TBA.

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

As is true of other radio operators, the Company's performance is customarily measured by its earnings before net interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is defined as net income (loss) plus (i) provision for income taxes (ii) interest expense, net and (iii) depreciation and amortization. EBITDA is presented not as an alternative measure of operating results or cash flows from operations (as determined in accordance with generally accepted accounting principles ("GAAP")), but because it is widely accepted supplemental financial measure of a company's ability to service debt. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same fashion. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing activities and financing activities.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET REVENUE. Net revenue for the three-month period ended September 30, 1998 was approximately $3.0 million relating to sales of network advertising and sales of advertising on the Company's O&Os. The Company was not operating its network or stations during the period ended September 30, 1997 and as a result had no revenues.

OPERATING EXPENSES. Operating expenses for the three month period ended September 30, 1998 were approximately $7.2 million as compared to approximately $348,000 for the three months ended September 30, 1997. Operating expenses during the three months ended September 30, 1998 related to the ongoing operations of the business. Operating expenses during the three month period ended September 30, 1997 consisted of corporate costs incurred during the development stage.

Direct operating expenses of approximately $414,000 related to engineering and programming costs for the Company's O&Os.

Selling, general and administrative expenses of approximately $2.6 million related to the operations of the Company's O&Os.

Network expenses of approximately $2.9 million related to the operations of the Company's network including engineering, programming, sales and administration.

Corporate expenses for the three months ended September 30, 1998 of approximately $735,000 related to the costs of executive management, legal and professional fees and other costs, an increase of approximately $387,000 over the comparable period in the prior year. Corporate expenses for the three month period ended September 30, 1997 included primarily cost of executive management, legal and professional fees, promotional costs and travel expenses incurred during the development stage.

LOSS FROM OPERATIONS. Loss from operations for the three month period ended September 30, 1998 was approximately $4.2 million as compared to approximately $348,000 for the comparable period of the prior year. The increase in the loss is a result of the increased costs associated with the commencement of operations of the Company's network and O&Os.

EBITDA. EBITDA was approximately $(3.7) million for the three months ended September 30, 1998 and approximately $(348,000) for the three months ended September 30, 1997. The decrease in EBITDA is a result of the increased costs associated with the operations of the Company's network and O&Os.

OTHER INCOME (EXPENSE). Other income (expense) for the three-month period ended September 30, 1998 included interest income of approximately $520,000, interest expense of approximately $2.4 million and equity loss of approximately $18,000. Interest income primarily relates to interest earned on the remaining proceeds from the Senior Discount Notes and amounts held in escrow related to pending station acquisitions. Interest expense relates primarily to the interest on the Senior Discount Notes. The Company had no other income or expense during the three month period ended September 30, 1997.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

NET LOSS. The Company had a net loss of approximately $6.1 million in the three month period ended September 30, 1998 as compared to an approximate $348,000 net loss for the comparable period of the prior year. The increase in the net loss is a result of the increased costs associated with the operations of the Company's network and O&Os as well as the increase in interest expense resulting from the Senior Discount Notes.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1997

NET REVENUE. Net revenue for the nine months ended September 30, 1998 was approximately $6.4 million relating to sales of network advertising and sales of advertising on the Company's O&Os. The Company was not operating its network or stations during the nine month period ended September 30, 1997 and as a result had no revenues.

OPERATING EXPENSES. Operating expenses for the nine months ended September 30, 1998 were approximately $21.0 million as compared to approximately $788,000 for the nine months ended September 30, 1997.

Direct operating expenses of approximately $1.3 million related to engineering and programming costs for the Company's O&Os.

Selling, general and administrative expenses of approximately $7.0 million related to the operations of the Company's O&Os.

Network expenses of approximately $9.8 million related to the operations of the Company's network including engineering, programming, sales and administration.

Corporate expenses for the nine months ended September 30, 1998 of approximately $2.0 million related to the costs of executive management, legal and professional fees and other costs, an increase of approximately $1.2 million over the comparable period in the prior year. Corporate expenses for the nine months ended September 30, 1997 included primarily legal and professional fees, promotional costs and travel expenses incurred during the development stage.

EBITDA. EBITDA was approximately $(13.7) million for the nine months ended September 30, 1998 as compared to approximately $(788,000) for the nine months ended September 30, 1997. The decrease in EBITDA is a result of the increased costs associated with the operations of the Company's network and O&Os.

OTHER INCOME (EXPENSE). Other income (expense) for the nine months ended September 30, 1998 included interest income of approximately $832,000, interest expense of approximately $2.8 million and equity loss of approximately $15,000. Interest income primarily relates to interest earned on the remaining proceeds from the Senior Discount Notes and on amounts held in escrow related to pending station acquisitions. Interest expense relates primarily to the interest on the Senior Discount Notes. The Company had no other income or expense during the nine months ended September 30, 1997.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION, (CONTINUED)
--------------------------------------------------------------------------------

NET LOSS. The Company incurred a net loss of approximately $16.6 million for the nine months ended September 30, 1998 as compared to approximately $788,000 for the nine months ended September 30, 1997. The increase in the net loss is a result of the increased costs associated with the operations of the Company's network and O&Os as well as the increase in interest expense resulting from the Senior Discount Notes.

LIQUIDITY AND CAPITAL RESOURCES

Due to the development nature of the Company, the Company has had negative cash flows since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the issuance of Promissory Notes, Company Common Stock and Company Preferred Stock to the Company's principal shareholder and the issuance of the Senior Discount Notes.

The Company's primary sources of liquidity will be the Revolving Credit Facility and the net proceeds from the Senior Discount Notes. The Revolving Credit Facility is a senior secured revolver with $20.0 million of available borrowings subject to certain conditions.

Net cash used in operating activities was approximately $15.3 million for the nine months ended September 30, 1998 as compared to approximately $1.0 million for the nine months ended September 30, 1997. The increase in cash used in operating activities during the nine-month period ended September 30, 1998 is due to the increased costs associated with the operations of the Company's network and O&Os.

Net cash used in investing activities for the nine months ended September 30, 1998 was approximately $48.4 million as compared to approximately $361,000 for the nine months ended September 30, 1997. The increase in cash used in investing activities during the nine-month period ended September 30, 1998 is due to the acquisitions of radio stations, funding of escrow accounts related to acquisitions, and acquisitions of property and equipment for the Company's O&Os.

Capital expenditures primarily related to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. For the nine months ended September 30, 1998 capital expenditures were approximately $3.4 million as compared to approximately $361,000 for the nine months ended September 30, 1997. The Company expects to spend in the aggregate approximately $2.5 million over the next two years for planned equipment purchases and for upgrades of existing stations.

Net cash provided by financing activities for the nine months ended September 30, 1998 was approximately $120.1 million as compared to approximately $1.8 million for the nine months ended September 30, 1997. The increase in cash provided by financing activities during the nine months ended September 30, 1998 primarily relates to the issuance of the Senior Discount Notes as well as additional capital which was raised through the issuance of preferred and common stock. In addition, the Company entered into promissory notes payable with WPV of approximately $21.8 million. The funds were mainly used to acquire radio stations, fund escrow accounts related to acquisitions, and acquire property and equipment.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

The Company believes that its current cash position, the proceeds from the issuance of the Senior Discount Notes and the borrowing availability under the Revolving Credit Facility will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until the implementation of its business strategy provides the Company with sufficient operating cash flow. Upon the implementation of its business strategy, the Company believes that cash from operating activities should be sufficient to permit the Company to meet its required cash interest obligations (which will consist of interest expense on the Senior Discount Notes commencing August 1, 2002 of approximately $19.0 million annually), capital expenditures for existing owned and operated stations, and operating obligations.

In the event that the Company is unable to generate the cash flow that is sufficient to service its obligations, the Company may be forced to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or selling equity. There can be no assurance that such business strategy will be successfully implemented. Furthermore there can be no assurance that any such actions could be effected on satisfactory terms of the Senior Discount Notes or the Revolving Credit Facility. The failure to generate sufficient cash flow or to achieve such alternatives could significantly adversely affect the market value of the Senior Discount Notes and the Company's ability to pay the principal of and interest on the Senior Discount Notes.

The known impact on future operating results related to the Senior Discount Notes will be annual interest expense through August 1, 2006 as follows:

                        YEAR ENDED DECEMBER 31,
                                           (IN MILLIONS)

                1998                        $      5.0
                1999                              12.7
                2000                              14.2
                2001                              16.0
                2002                              17.9
                2003                              18.6
                2004                              18.6
                2005                              18.6
                2006                              10.8



Expected interest payments under the terms of the Senior Discount Notes are as follows:

                       YEAR ENDED DECEMBER 31,
                                            (IN MILLIONS)

                2002                        $       9.3
                2003                               18.6
                2004                               18.6
                2005                               18.6
                2006                                9.3

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

YEAR 2000 COMPLIANCE

The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time/date sensitive software and hardware may recognize a date using "00" as the year and 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company presently believes that based on the results of recent investigations, the Company's primary information and communication systems are believed to be compliant with Year 2000 requirements. The Company's cost of compliance has been minimal and any future costs are not anticipated to be material to financial condition and results of operations.

The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties on which the Company relies. Accordingly, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company correctly processes all date information at all times. In addition, the Company is querying its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches and is reached. However, there are no assurances that the Company will identify all date handling problems in its business systems or that the Company will be able to successfully remedy Year 2000 compliance issue that are discovered. To the extent that the Company is unable to resolve its Year 2000 issues prior to January 1, 2000 operating results could be adversely affected. In addition, the Company could be adversely affected if other entities (e.g., vendors or customers) not affiliated with the Company do not appropriately address their own Year 2000 compliance issues in advance of their occurrence.

RADIO UNICA CORP.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party to.

ITEM 2.  CHANGES IN SECURITIES

o On January 5, 1998, the Company issued 148,500 shares of preferred stock and 15,000 shares of common stock to Warburg, Pincus Ventures L.P. for $15,000,000.

o On April 17, 1998, the Company converted $365,000 in notes payable to stockholders plus accrued interest of $22,323 into 3,835 shares of Series A redeemable cumulative preferred stock and 387 shares of common stock valued at $383,450 and $3,873, respectively.

o On June 30, 1998, the Company converted $15 million in promissory notes payable to Warburg, Pincus Ventures, L.P., plus $238,904 in accrued interest into 150,865 shares of Series A redeemable cumulative preferred stock and 15,239 shares of common stock valued at $15,086,515 and $152,389, respectively.

o On August 28, 1998 the Company, pursuant to a separation agreement between the Company and its former President and Chief Operating Officer, redeemed and cancelled 2,110 shares of Series A redeemable cumulative preferred stock and 213 shares of common stock in exchange for $500,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of the security holders of the Company during the period covered by this report.

ITEM 5.   OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

   (a)   See Index to Exhibits

   (b) On August 14, 1998 the Company filed a current report on Form 8-K reporting the acquisition through its subsidiary Radio Unica of Los Angeles, Inc. of substantially all the assets of radio station KBLA-AM, Los Angeles from Sinclair Radio of Los Angeles.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Radio Unica Corp.


                                            By: /s/ Steven E. Dawson
                                               ------------------------------
                                                Steven E. Dawson
                                                Chief Financial Officer


Date: November 12, 1998

                                INDEX TO EXHIBITS

a) Exhibits required by Item 601 of Regulation S-K.

3.1      Bylaws of Blaya, Inc. (a) (i)

3.2      Certificate of Incorporation of Blaya, Inc. (a) (ii)

3.3      Bylaws of Radio Unica of Houston License Corp. (a) (iii)

3.4      Certificate of Incorporation of Radio Unica of Houston License Corp.
         (a) (iv)

4.1 Purchase Agreement, dated July 22, 1998, among the Company, each of the Company's subsidiaries set forth therein, CIBC Oppenheimer Corp. and Bear, Stearns & Co. Inc. (a) (v)

4.2 Indenture dated as of July 27, 1998 between the Company and Wilmington Trust Company, as Trustee. (a) (vi)

4.3 Registration Rights Agreement, dated as of July 22, 1998, between the Company and CIBC Oppenheimer Corp. and Bear, Stearns & Co. Inc. (a)
         (vii)

10.1 Credit Agreement, dated as of July 8, 1998 among the Company, Holdings, the several banks and other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, in its individual capacity and as Agent ("CIBC"). (a) (viii)

10.2 Form of Guarantee under the Credit Agreement, each dated as of July 8, 1998, by each of the following subsidiaries of the Company: Radio Unica of San Francisco, Inc., Oro Spanish Broadcasting, Inc., Radio Unica of San Francisco License Corp., Radio Unica of Miami, Inc., Radio Unica of Miami License Corp., Radio Unica of Los Angeles, Inc., Radio Unica of Los Angeles License Corp., Radio Unica of San Antonio, Inc., Radio Unica Network, Inc. and Radio Unica Sales Corp. in favor of CIBC (included as Exhibit E to Exhibit 10.1). (a) (ix)

10.3 Form of Pledge Agreement, each dated as of July 8, 1998, between CIBC and each of Radio Unica of San Francisco, Inc., Radio Unica of Miami, Radio Unica of Los Angeles, Inc., Oro Spanish Broadcasting, Inc., Holdings and the Company (included as Exhibits A, C and F to Exhibit 10.1). (a) (x)

10.4 Form of Security Agreement, each dated as of July 8, 1998, between CIBC and each of the following subsidiaries of the Company: Radio Unica of San Francisco, Inc., Oro Spanish Broadcasting, Inc., Radio Unica of San Francisco License Corp., Radio Unica of Miami, Inc., Radio Unica of Miami License Corp., Radio Unica of Los Ageles, Inc., Radio Unica of Los Angeles License Corp., Radio Unica of San Antonio, Inc., Radio Unica Network, Inc., and Radio Unica Sales Corp Holdings and the Company (included as Exhibits B, D and G to Exhibit 10.1). (a) (xi)

10.5 Contribution Agreement, dated as of July 8, 1998, among certain of the Company's subsidiaries, Holdings and CIBC. (a) (xii)

10.6 Intellectual Property Security Agreement, dated as of July 8, 1998, between the Company and CIBC. (a) (xiii)

10.7 First Supplemental Indenture, dated as of September 11, 1998, among the Company, Blaya, Inc., Radio Unica of Houston License Corp. and Wilmington Trust Company. (a) (xiv)

10.8 Guarantee under the Supplemental Indenture, dated as of September 11, 1998, of Blaya, Inc. and Radio Unica of Houston License Corp. (a) (xv)

10.9 Subsidiary Pledge Agreement, dated as of September 11, 1998, between CIBC and Blaya, Inc. (a) (xvi)

10.10 Subsidiary Security Agreement, dated as of September 11, 1998, between CIBC and Blaya, Inc. (a) (xvii)

10.11 Subsidiary Security Agreement, dated as of September 11, 1998, between CIBC and Radio Unica of Houston License Corp. (a) (xviii)

10.12 Subsidiary Guarantee under the Credit Agreement, dated as of September 11, 1998, of Blaya, Inc. (a) (xix)

10.13 Subsidiary Guarantee under the Credit Agreement, dated as of September 11, 1998, of Radio Unica of Houston License Corp. (a) (xx)

10.14* Agreement, dated as of September 28, 1998, between the Company and Inter/Forever Sports, Inc. (a) (xxi)

10.15* Agreement, dated as of September 28, 1998, between the Company and Inter/Forever Sports, Inc. (a) (xxii)

27.1      FINANCIAL DATA SCHEDULE.

(a) Incorporated by reference from Form S-4/A filed October 20, 1998, where it appears as (i) Exhibit 3.23 (ii) Exhibit 3.24 (iii) Exhibit 3.25
         (iv) Exhibit 3.26 (v) Exhibit 4.1 (vi) Exhibit 4.2 (vii) Exhibit 4.5
         (viii) Exhibit 10.1 (ix) Exhibit 10.2 (x) Exhibit 10.3 (xi) Exhibit
         10.4 (xii) Exhibit 10.5 (xiii) Exhibit 10.6 (xiv) Exhibit 10.32 (xv)
         Exhibit 10.33 (xvi) Exhibit 10.34 (xvii) Exhibit 10.35 (xviii) Exhibits
         10.36 (xix) Exhibit 10.37 (xx) Exhibit 10.38 (xxi) Exhibit 10.39 (xxii)
         Exhibit 10.40, respectively.

* Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission.