Form 10-K405
period 1998-12-31
RADIO UNICA CORP
filed 1999-03-30
CIK 1067636

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   ----------
                                    FORM 10-K
                                   ----------


      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the fiscal year ended December 31, 1998 or

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _____________ to _______________


                        Commission file number 333-61211

                                   ----------


                                RADIO UNICA CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                                   ----------


                  DELAWARE                             65-0776004
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)


        8400 NW 52ND STREET, SUITE 101
                  MIAMI, FLORIDA                          33166
     (Address of principal executive offices)          (Zip Code)

                                   ----------


        (Registrant's telephone number, including area code) 305-463-5000

        Securities registered pursuant to Section 12(b) of the Act: None

        Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 30, 1999, there were 100 shares of Common Stock, par value $.01 per share, outstanding and owned by Radio Unica Holdings Corp. Accordingly, there is no practicable manner to obtain an aggregate market valuation.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

================================================================================

                                                 TABLE OF CONTENTS

PART I

Item 1.  Business .................................................................................       3

Item 2.  Properties ...............................................................................      14

Item 3.  Legal Proceedings ........................................................................      15

Item 4.  Submission of Matters to a Vote of Security Holders ......................................      15

PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ....................      15

Item 6.  Selected Financial Data ..................................................................      16

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations ....      17

Item 7A. Quantitative and Qualitative Disclosures About Market Risk ...............................      21

Item 8.  Financial Statements and Supplemental Data ...............................................      22

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure ......................      43

PART III

Item 10. Directors and Executive Officers .........................................................      43

Item 11. Executive Compensation ...................................................................      45

Item 12. Security Ownership of Certain Beneficial Owners and Management ...........................      46

Item 13. Certain Relationships and Related Transactions ...........................................      46

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K .........................      49



                                     PART I

THIS ANNUAL REPORT INCLUDES "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF
SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT") AND
SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED (THE "EXCHANGE ACT"). ALL STATEMENTS OTHER THAN STATEMENTS OF HISTORICAL FACT INCLUDED IN THIS ANNUAL REPORT, INCLUDING, WITHOUT LIMITATION, THE STATEMENTS UNDER "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS", "BUSINESS" AND ELSEWHERE HEREIN, REGARDING THE COMPANY OR ANY OF THE TRANSACTIONS DESCRIBED HEREIN, INCLUDING THE EFFECTS OF SUCH TRANSACTIONS, ARE FORWARD-LOOKING STATEMENTS. ALTHOUGH THE COMPANY BELIEVES THAT THE EXPECTATIONS REFLECTED IN SUCH FORWARD-LOOKING STATEMENTS ARE REASONABLE, IT CAN GIVE NO ASSURANCE THAT SUCH EXPECTATIONS WILL PROVE TO HAVE BEEN CORRECT.

ITEM 1.  BUSINESS

GENERAL

    Radio Unica Corp. (the "Company"), incorporated on September 12, 1996 (inception), was organized for the purpose of producing, broadcasting and distributing Spanish-language radio programming in the United States. The Company's strategy is to develop its radio network as a national advertising platform that is attractive to national advertisers. The Company launched its network on January 5, 1998 with 30 affiliated stations and three stations operated under time brokerage agreements (also known as local marketing agreements and referred to herein as "LMAs"). In July 1998, the Company effected a holding company reorganization (the "Reorganization"). In the Reorganization, the Company became a wholly owned subsidiary of Radio Unica Holdings Corp. ("Holdings") and the Company's stockholders received shares of Holdings common stock and Holdings Series A Cumulative Redeemable Preferred Stock bearing identical rights and preferences to the Company's common stock and Series A Cumulative Redeemable Preferred Stock ("Company Preferred Stock") previously held by such stockholders. Upon consummation of the Reorganization, each option to purchase common stock of the Company was converted into an option to purchase Holdings common stock, exercisable upon the same terms and conditions as they were under the Company's stock option plan, and the Company's stock option plan was cancelled.

    The Company is the only national long-form, Spanish-language AM radio network in the U.S., broadcasting 24-hours a day, 7-days a week. The Company, which began broadcasting its network programming on January 5, 1998, produces 19 hours of live and first-run celebrity-based news/talk, sports and information programming each weekday and 20 hours of such programming each weekend. With twelve Company-operated stations and 38 affiliated stations, the Company's network reaches approximately 82% of the U.S. Hispanic population. The Company-operated stations are located in eight of the top ten U.S. markets in terms of Spanish-language media spending. The markets in which the Company maintains stations collectively account for approximately 57.5% of the total U.S. Hispanic population.

    The Company believes that its strong programming line-up provides the Company with a competitive advantage over other Spanish-language radio broadcasters in appealing to U.S. Hispanic listeners. The Company's programming line-up includes contemporary-themed talk shows hosted by internationally known personalities such as Pedro Sevcec, Dr. Isabel Gomez-Bassols and Mauricio Zeillic; sports-talk hosted by Jorge Ramos and other top names in sports broadcasting; and newscasts on the hour, 24 hours a day. In addition, the Company airs segments featuring the number one Hispanic talk show host in the country, Cristina, as well as the most recognized Hispanic female news anchor, Maria Elena Salinas. Many of the Company's programs are interactive, allowing listeners nationwide to call in toll-free. The Company's daily program schedule begins with a three-hour talk and information program focusing on current events followed by an hour of world news. From mid-morning until late afternoon the Company broadcasts a series of talk and information shows that focus on topics including personal and family problem solving, immigration law and policy, and entertainment news. During the evening commute, the Company broadcasts entertainment programming, including sports news and talk shows.

    The Company's evening programming contains talk and information programs whose subjects range from entertainment to relationships. In addition, the Company broadcast live, play-by-play coverage of the 1998 World Cup matches and a daily program with World Cup news and interviews with World Cup participants. The Company has recently acquired exclusive Spanish-language radio broadcasting rights in the United States for several large soccer events including Copa America 1999 and 2001, Copa Oro 2000 and 2002, and elimination games for the 2002 World Cup. The Company has experienced ratings increases in key markets including San Francisco, Houston and Miami. Significant advertising campaigns for Los Angeles, New York and other markets began in January 1999. Consequently, the Company hopes to achieve continued rating improvements following these campaigns.

OWNED AND OPERATED STATIONS

    The Company owns radio stations in Los Angeles, New York, Miami, San Francisco, Houston, Dallas/Fort Worth, and Phoenix.

    LOS ANGELES. The Company's station KBLA(AM), broadcasting on 1580 kHz, serves the Los Angeles market, which has a population of approximately 16.3 million, of which approximately 6.3 million or 38.7% are Hispanic. Spanish-language radio advertising spending in the market was approximately $119 million in 1998. The Company acquired substantially all of the assets used in the operation of KBLA from subsidiaries of Sinclair Communications, Inc. ("Sinclair") for a purchase price of approximately $21 million on July 30, 1998. The acquired assets included the broadcast license, land, the transmitter site and related transmitter equipment. Radio Korea U.S.A. Inc. operated the station, broadcasting in the Korean language, pursuant to an LMA with Sinclair through December 31, 1998. KBLA is licensed at 50,000 watts during the daytime. KBLA's transmitter site is located in Los Angeles and enables this station to reach substantially all of the Los Angeles designated market area ("DMA.")

    NEW YORK. The Company's station WWRU(AM), broadcasting on 1660 kHz in the expanded band, serves the New York market which has a population of approximately 30.5 million, of which approximately 3.6 million or 12% are Hispanic. Spanish-language radio advertising spending in the market was approximately $46.7 million in 1998. The Company acquired substantially all of the assets used in the operation of WWRU from subsidiaries of Children's Broadcasting Corporation ("CBC") in January 1999 for a purchase price of approximately $30 million. The acquired assets included the broadcast license, the transmitter site and related transmitter equipment. WWRU is licensed at 10,000 watts during the daytime. The WWRU's transmitter is located in Elizabeth, New Jersey and enables this station to reach a significant portion of the New York DMA.

    In connection with the acquisition of WWRU, the Company also acquired substantially all the assets used in the operation of WJDM(AM), broadcasting on 1530 kHz. The acquired assets included the broadcast license, the transmitter site and related transmitter equipment. WJDM is licensed at 1,000 watts during the daytime. This station is currently time brokered to a third party. WJDM's transmitter is located in Secaucus, New Jersey. Based on current Federal Communication Commission ("FCC") guidelines, the license of either WWRU or WJDM must be relinquished by the Company by March 12, 2003.

    MIAMI. The Company's station WNMA(AM), broadcasting on 1210 kHz, serves the Miami market, which has a population of approximately 3.7 million, of which approximately 1.4 million or 38.1% are Hispanic. Spanish-language radio advertising spending in the market was approximately $62 million in 1998. The Company acquired substantially all of the assets used in the operation of WNMA from subsidiaries of One-on-One Sports Inc. ("One-on-One") in May 1998 for a purchase price of approximately $9 million. The acquired assets included the broadcast license, the transmitter site and related transmitter equipment. Prior to the acquisition, One-on-One operated the station with an English language sports talk format. WNMA is licensed at 25,000 watts during the daytime. WNMA's transmitter site is located in Miami Springs, Florida and enables this station to reach substantially all of the Miami DMA.

    In connection with the acquisition of WNMA, the Company acquired WRUN (AM), broadcasting on 1700 kHz. This station, which operates in the expanded band, began simulcasting Radio Unica programming on January 1, 1999. Based on current FCC guidelines, the license of either WNMA or WRUN must be relinquished by the Company by October 8, 2002.

     SAN FRANCISCO. The Company's station KIQI(AM), broadcasting on 1010 kHz, serves the San Francisco/San Jose market, which has a population of approximately 6.8 million, of which approximately 1.2 million or 18.4% are Hispanic. Spanish-language radio advertising spending in the market was approximately $18.3 million in 1998. The Company acquired all of the issued and outstanding shares of Oro Spanish Broadcasting, Inc. ("Oro"), the licensee of KIQI, in April 1998 for a purchase price of approximately $12 million. In connection with the acquisition, the Company received assets including the broadcast license, the transmitter site and related transmitter equipment. Prior to the acquisition, Oro operated the station for approximately 17 years with a Spanish-language format. KIQI is licensed at 10,000 watts during the daytime. KIQI's transmitter site is located in Oakland, California and enables this station to reach substantially all of the San Francisco DMA.

    HOUSTON. The Company's station KXYZ(AM), broadcasting on 1320 kHz, serves the Houston market, which has a population of approximately 4.7 million, of which approximately 1.1 million or 24.2% are Hispanic. Spanish-language radio advertising spending in the market was approximately $32.5 million in 1998. The Company acquired an 80% economic interest in substantially all of the assets used in the operation of KXYZ in March 1998 from 13 Radio Corp. ("13 Radio"), through an investment in Blaya, Inc., and acquired the remaining interest from Joaquin F. Blaya in September 1998. See "Certain Relationships and Related Transactions". Blaya, Inc. acquired substantially all of the assets of 13 Radio for approximately $6.4 million. The acquired assets included the broadcast license, land, the transmitter site, related transmitter equipment, studios and related studio equipment. Prior to the acquisition, 13 Radio operated the station for approximately 13 years with a Spanish-language format. KXYZ is licensed at 5,000 watts during the daytime. KXYZ's transmitter site is located in Pasadena, Texas and enables this station to reach substantially all of the Houston DMA.

    DALLAS/FORT WORTH. The Company's station KAHZ(AM), broadcasting on 1360 kHz, serves the Dallas/Fort Worth market, which has a population of approximately 5.3 million, of which approximately 787,000 or 14.9% are Hispanic. Spanish-language radio advertising spending in the market was approximately $13 million in 1998. The Company acquired substantially all of the assets used in the operation of KAHZ from subsidiaries of CBC in January 1999. The acquired assets included the broadcast license, land, the transmitter site and related transmitter equipment. KAHZ is licensed at 5,000 watts during the daytime. KAHZ's transmitter is located in Fort Worth, Texas and enables this station to reach substantially all of the Dallas/Forth Worth DMA.

    PHOENIX. The Company's station KIDR(AM), broadcasting on 740 kHz, serves the Phoenix market which has a population of approximately 3.6 million, of which approximately 668,000 or 18.7% are Hispanic. Spanish-language radio advertising spending in the market was approximately $6.0 million in 1998. The Company acquired substantially all of the assets used in the operation of KIDR from subsidiaries of CBC in January 1999. The acquired assets included the broadcast license, land, the transmitter site and related transmitter equipment. KIDR is licensed at 1,000 watts during the daytime. KIDR's transmitter is located in Phoenix, Arizona and enables this station to reach substantially all of the Phoenix DMA.

     CHICAGO. On February 22, 1999, the Company contracted to acquire substantially all the assets used in the operations of station WIDB (AM) in Chicago, Illinois from subsidiaries of One-on-One, for a cash purchase price of approximately $16.75 million. The Company funded a $1 million escrow account in conjunction with this transaction. The transaction is expected to be finalized upon the receipt of the FCC's approval and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

LOCAL MARKETING AGREEMENTS

    The Company has entered into LMAs with respect to radio stations in Los Angeles, San Antonio and Chicago. Pursuant to these LMAs, the Company operates, and supplies all programming for, these stations.

    LOS ANGELES. The Company operates station KVCA(AM), broadcasting on 670 kHz, in Los Angeles pursuant to an LMA with Lotus Oxnard Corp. ("Lotus"). The term of this LMA is through December 31, 2001 and the Company's annual LMA payment was $2 million in 1998 and increases $200,000 per year thereafter. The Company has an option to purchase the assets of KVCA. The option is exercisable from June 24, 2001 through September 30, 2001. KVCA is licensed at 5,000 watts during the daytime. KVCA's transmitter site is located in Simi Valley, California and enables this station to reach a significant portion of the Los Angeles DMA.

    CHICAGO. The Company operates station WYPA(AM), broadcasting on 820 kHz, in Chicago pursuant to an LMA with Achievement Radio Holdings, Inc. ("Achievement"). Spanish-language radio advertising spending in the Chicago market was approximately $25.4 million in 1998. The term of this LMA is through June 8, 1999 and may be extended at the Company's option for an additional twelve months (the "Renewal Term"). The Company's annual LMA payment for the first year is $1,416,000 and $1,458,480 for the second year. The Company has an option to purchase the assets of WYPA. The Company has provided notice to Achievement that it does not intend to exercise its option for the second year or exercise its option to acquire the station. WYPA is licensed at 5,000 watts during the daytime. WYPA's transmitter site is located just outside of Chicago and enables the station to reach substantially all of the Chicago DMA.

    SAN ANTONIO. The Company operates station KZDC(AM), broadcasting on 1250 kHz, in San Antonio pursuant to an LMA with Lotus. Spanish-language radio advertising spending in the market was approximately $20 million in 1998. The term of this LMA is through December 31, 2001 and the Company's annual LMA payment ranges from $200,000 in 1998 to $275,000 in 2001. The Company has an option to purchase the assets of KZDC. The option is exercisable from June 24, 2001 through September 30, 2001. KZDC is licensed at 5,000 watts during the daytime. KZDC's transmitter site is located in San Antonio and enables this station to reach substantially all of the San Antonio DMA.

     The following table sets forth certain information concerning the stations owned and/or operated by the Company and the stations covered by LMAs and their respective markets:

                                                                                Hispanic         Hispanic          Hispanic
   Rank by                                                      Purchase       Population       Population        Population
  Hispanic                Market             Company-owned       Price         in Market        as a % of         as a % of
 Population           Served/Station            or LMA        (in millions)  (in thousands)    Total Market     U.S. Hispanics
 ----------           --------------            ------        -------------  --------------    ------------     --------------
      1           Los Angeles
                     KBLA (AM)                  Owned            $21.0           6,326            38.7%             20.8%
                     KVCA (AM)                   LMA              N/A
      2           New York
                     WWRU (AM)                  Owned            $25.0           3,645            18.1%             12.0%
                     WJDM (AM)                  Owned             N/A
      3           Miami
                     WNMA (AM)                  Owned            $9.0            1,423            38.1%              4.7%
                     WRUN (AM)                  Owned             N/A
      4           San Francisco/San Jose
                     KIQI (AM)                  Owned            $12.0           1,243            18.4%              4.1%
      5           Chicago
                     WYPA (AM)                   LMA              N/A            1,198            12.0%              3.9%
                     WIDB (AM)                  Owned*          $16.75
      6           Houston
                     KXYZ (AM)                  Owned            $6.4            1,141            24.2%              3.7%
      7           San Antonio
                     KZDC (AM)                   LMA              N/A            1,065            51.6%              3.5%
      9           Dallas/Ft. Worth
                     KAHZ (AM)                  Owned            $2.5             787             14.9%              2.6%
     12           Phoenix
                     KIDR (AM)                  Owned            $2.5             668             18.7%              2.2%
                                                              ------------    -------------                     ---------------
                  Totals                                        $95.15           17,496                             57.5%
                                                              ============    =============                     ===============


*  Pending the consummation of the acquisition from subsidiaries of One-on-One.

AFFILIATION AGREEMENTS

    The Company has entered into Affiliation Agreements ("AFAs") with substantially all of its affiliated radio stations. Pursuant to the AFAs, the Company supplies programming for the affiliated stations which are typically required to carry a minimum of eight hours per day of the Company's network programming. The AFAs typically provide that the Company's programming will include a certain number of minutes per hour of network advertising to be sold by the Company and a certain number of minutes per hour for local advertising to be sold by the station. The terms of the AFAs are generally one to two years, subject to earlier termination under certain circumstances. Some of the AFAs grant the Company a right of first refusal in the event the station owner offers to sell the station.

 THE HISPANIC MARKET IN THE UNITED STATES

    The Hispanic population is currently one of the fastest growing segments of the U.S. population, growing at approximately five times the rate of the non-Hispanic population, and represents the fifth largest Hispanic population in the world. The Hispanic population, which consisted of 23.7 million people (9.5% of the U.S. population) in 1990, is estimated to be 30.5 million people (11.3% of the U.S. population) in 1998, and is expected to grow to 45.8 million people (15.4% of the U.S. population) by 2010. Approximately 55% of the Hispanic population is concentrated in the top eight markets, making the group relatively easy to reach with broadcast media.

    Hispanic households on average are larger and younger and spend a larger percentage of their total household income on consumer products than non-Hispanic households. Furthermore, approximately 69% of all Hispanics, regardless of income or educational level, use Spanish as the language most frequently spoken at home. This percentage is expected to remain relatively constant through 2010. Consequently, the aggregate number of Hispanics speaking Spanish in the home is expected to increase significantly in the foreseeable future.

    According to published reports, total advertising expenditures targeting Hispanics grew from $730 million in 1992 to approximately $1.7 billion in 1998, representing a compound annual growth rate of 15%. Radio is an increasingly important medium for advertisers targeting the Hispanic market. Approximately 26% of the $1.7 billion in advertising expenditures in 1998 targeting Hispanics was spent on Spanish-language radio, compared with 8% for all U.S. media advertising. The Company believes that advertiser interest in the Hispanic population will continue to grow primarily because Hispanic consumer spending, which is expected to total approximately $380 billion in 1998, is expected to grow at an annual rate of 7.8% over the next 12 years to $939 billion in 2010, far outpacing the expected growth in total U.S. consumer spending.

    In addition, Hispanic consumer spending currently represents approximately 6.6% of all U.S. consumer spending while Hispanic-targeted advertising expenditures represent approximately 1% of all U.S. advertising expenditures. The Company believes that this disparity will narrow and fuel growth in Hispanic-targeted advertising as major advertisers continue to find that Spanish-language advertising is a more effective means to target the growing Hispanic audience than English-language advertising.

    TALK AND INFORMATION PROGRAMS. Three of the most popular programs produced by the Company are "Sevcec en Vivo", a three-hour talk show hosted by Pedro Sevcec devoted to in-depth coverage of the top news stories of the day, issues of importance to the Hispanic population and interviews with prominent figures; "Dra. Isabel", an advice program hosted by Dr. Isabel Gomez-Bassols that focuses on such issues as personal relationships and child rearing; and "Inmigracion . .
 . Preguntas y Respuestas", a program hosted by Fulvia Peimbert that focuses on the rules of the U.S. immigration system. The format of these programs allows listeners to participate via toll-free phone lines.

    NEWS. The Company produces newscasts on the hour, 24 hours a day, including an hour-long late morning newscast, all of which focus on events of interest to Hispanic audiences. The Company also produces a three-hour national morning news program Monday through Saturday, "Esta Manana en Unica", that allows local stations the opportunity to insert local segments of news, weather, sports and other information. In addition, the Company has a five-year agreement with the publisher of El Nuevo Herald newspaper, the Spanish-language version of the Miami Herald (the "Herald"), under which the Company and the Herald jointly produce and sell advertising for the local segments inserted in "Esta Manana en Unica" broadcast Monday through Friday mornings on the Company's Miami stations. El Nuevo Herald is the number one Spanish-language newspaper in Miami and the U.S. in terms of circulation.

    SPORTS. The Company's regular sports programming includes "Unica en Deportes" a sports talk show hosted by Jorge Ramos which features sports news and interviews appealing to Hispanic audiences. In addition, under an agreement with Univision Network Limited Partnership, the Company obtained exclusive Spanish-language radio broadcasting rights in the U. S. for all of the 1998 World Cup soccer matches. The purchase price for such rights was $2.65 million. These rights allowed the Company to produce its own play-by-play description of each of the 56 matches in the 1998 World Cup, an estimated total of approximately 168 hours of programming. The Company has recently acquired radio broadcasting rights for several large soccer events including Copa America 1999 and 2001, Copa Oro 2000 and 2002, and elimination games for the 2002 World Cup.

    ENTERTAINMENT. The Company also produces afternoon entertainment programming featuring comedians, entertainment-world news, gossip and interviews with major Hispanic celebrities. The show is hosted by Mauricio Zeilic and others. Mauricio Zeilic has been hosting entertainment shows for more than 20 years and is currently the host of an entertainment segment on Telemundo's daily afternoon magazine show.

    ON-AIR TALENT. The Company has contracts with some of the Hispanic world's best known media personalities to host its programs. Pedro Sevcec was a senior reporter for Telemundo's popular TV newsmagazine, "Ocurrio Asi," and currently hosts his own talk show on Telemundo called "Sevcec." "Sevcec" is one of Telemundo's highest rated shows. Dr. Isabel Gomez-Bassols is a noted psychologist and educator and makes regular appearances on such popular television shows as "Cristina," "Sevcec" and "Miami Ahora." Jorge Ramos has served as sports anchor for Telemundo since 1994 and in his career has broadcast four World Cups. In addition, the Company airs segments featuring the number one Hispanic talk show host in the country, Cristina, as well as the most recognized Hispanic female news anchor, Maria Elena Salinas. All of these personalities are under contracts with the Company that include revenue sharing and/or equity participation agreements.

ADVERTISING

    The Company believes that radio is one of the most efficient and cost effective means for advertisers to reach targeted demographic groups. Advertising rates charged by a radio station are based primarily on the station's ability to attract listeners in a given market and on the attractiveness to advertisers of the station's listener demographics. Rates vary depending upon a program's popularity among the listeners an advertiser is seeking to attract, the number of advertisers vying for available air time, and the availability of alternative media in the market. Radio advertising rates generally are highest during the morning and afternoon drive-time hours.

    The Company believes that its rates are somewhat below the rates charged by similarly-rated and even lower-rated English-language stations in the Company's markets although the Company believes this differential will narrow and that the Company should be able to increase its rates as advertisers recognize the desirability of targeting the growing Hispanic population in the United States.

    The Company employs its own sales representatives to obtain advertising revenues and currently does not use third party national representatives or "rep" firms. As a result, the Company has more control over and greater accountability from its sales force. The Company believes that its sales force is important in maintaining relationships with key advertisers and agencies and identifying new advertisers. The Company generally pays sales commissions to its sales staff upon the receipt from advertisers of the payments related to such sales. The Company offers assistance to advertisers by providing them with content and production advice and services and with studio facilities to produce commercials.

    Virtually all of the Company's revenue is derived from advertising sales. Advertising revenue is broken down into two categories: station and network.

    STATION ADVERTISING. Station advertising consists of local and national advertising. Local advertising time is sold by the Company's local sales force to the local community. The Company generates its local advertising revenues primarily from local merchants and service providers. National advertising time is sold by the Company's national sales force to clients outside the local community. The Company generates its national advertising revenues primarily from regional and national businesses which wish to reach Hispanic audiences in particular local market(s) but not all of the markets in which the Company's programming is broadcast.

    NETWORK ADVERTISING. Network revenue is earned by sales of advertising time by the Company's national sales force on the Company's network programming. The Company attracts network advertising expenditures from diverse industries, with advertising for food and beverages, personal care products, automobiles, other household goods and telephone services representing the majority of network advertising. Network advertisers typically wish to target the entire U.S. Hispanic audience.

COMPETITION

    The radio broadcasting business is highly competitive. Competition for advertising revenues is based on the size of the applicable market, the cost of such advertising and the effectiveness of such advertising. The Company believes that it is competitive in the size of market it reaches and the cost and effectiveness of advertising time it sells.

    The Company competes for listeners and revenues with other Spanish-language and English-language radio stations. The Company also competes for viewers and revenues with television stations, other video media, suppliers of cable television programs, direct broadcast systems, newspapers, magazines and other forms of entertainment and advertising.

SEASONALITY

    The Company's revenues and cash flow are expected to be typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES AND CONCESSIONS

     In the course of its business, the Company uses various trademarks, names and service marks, including its logos, in its advertising and promotions. The Company believes the strength of its trademarks, trade names and service marks are important to its business and intends to continue to protect and promote its marks as appropriate. The Company does not hold or depend upon any material patent, government license, franchise or concession, except the broadcast licenses granted by the FCC.

FEDERAL REGULATION OF RADIO BROADCASTING

    The ownership, operation and sale of radio stations are subject to the jurisdiction of the FCC, which acts under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the FCC assigns frequency bands for broadcasting; determines the particular frequencies, locations and power of stations; issues, renews, revokes and modifies station licenses; determines whether to approve changes in ownership or control of station licenses; regulates equipment used by stations; imposes regulations and takes other action to prevent harmful interference between stations; adopts and implements regulations and policies that directly or indirectly affect the ownership, management, programming, operation and employment practices of stations; and has the power to impose penalties for violations of its rules or the Communications Act.

     In February 1996, Congress enacted the Telecommunications Act of 1996 (the "Telecom Act") to amend the Communications Act. The Telecom Act, among other measures, directed the FCC, which has since conformed its rules, to (a) eliminate the national radio ownership limits; (b) liberalize the local radio ownership limits as specified in the Telecom Act; (c) issue broadcast licenses for periods of up to eight years; and (d) eliminate the opportunity for the filing of competing applications against broadcast license renewal applications.

    Congress, via the Balanced Budget Act of 1997, authorized the FCC for the first time to conduct auctions for the awarding of construction permits for commercial radio and television stations. To facilitate the settlement without auctions of already pending mutually exclusive applications, Congress directed the FCC to waive existing rules as necessary. The FCC has initiated a rulemaking proceeding to implement these provisions. While the Company is not a participant in any such proceeding, this recent action should result in the awarding of construction permits for additional radio stations, some of which might have the potential to compete with the Company's radio stations.

LICENSE GRANTS AND RENEWALS

    The Communications Act provides that a broadcast license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to certain limitations referred to below. In making licensing determinations, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests in the licensee.

     Broadcast licenses are granted for specific periods of time and, upon application, are renewable for additional terms. The Telecom Act amended the Communications Act to provide that broadcast licenses be granted, and thereafter renewed, for a term not to exceed eight years, if the FCC finds that the public interest, convenience, and necessity would be served. Generally, the FCC renews broadcast licenses without a hearing.

     The Telecom Act amended the Communications Act to require the FCC to grant an application for renewal of a broadcast license if: (i) the station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and (iii) there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC which, taken together, would constitute a pattern of abuse.

     Competing applications against broadcast license renewal applications are therefore not entertained. The Telecom Act provided that if the FCC, after notice and an opportunity for a hearing, decides that the requirements for renewal have not been met and that no mitigating factors warrant lesser sanctions, it may deny a renewal application. Only thereafter may the FCC accept applications by third parties to operate on the frequency of the former licensee.

    The Communications Act continues to authorize the filing of petitions to deny against broadcast license renewal applications during particular periods of time following the filing of renewal applications. Petitions to deny can be used by interested parties, including members of the public, to raise issues concerning the qualifications of the renewal applicant.

    None of the Company's licenses are currently subject to renewal proceedings. The Company does not anticipate any material difficulty in obtaining license renewals for full terms in the future.

     The action of the FCC or its staff granting a renewal application may be reconsidered during specified time periods by the FCC or its staff on their own motion or by request of the petitioner, and the petitioner may also appeal within a certain period actions by the FCC to the U.S. Court of Appeals.

     If the FCC does not, on its own motion, or upon a request by an interested party for reconsideration or review, review a staff grant or its own action within the applicable time periods, and if no further reconsideration, review or appeals are sought within the applicable time periods, an action by the FCC or its staff becomes a "Final Order."

LICENSE ASSIGNMENTS AND TRANSFERS OF CONTROL

    The Communications Act prohibits the assignment of an FCC license or the transfer of control of a corporation holding such a license without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and must satisfy requirements similar to those for renewal and new station applications. Many transactions involving radio stations provide, as a waivable pre-condition to closing, that the FCC consent to the transaction has become a "Final Order."

OWNERSHIP RULES

    Rules of the FCC limit the number and location of broadcast stations in which one licensee (or any party with a control position or attributable ownership interest therein) may have an attributable interest. The FCC, pursuant to the Telecom Act, eliminated the previously existing "national radio ownership rule." Consequently, there now is no limit imposed by the FCC to the number of radio stations one party may own nationally.

    The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable ownership interest. Pursuant to the Telecom Act, the FCC revised its rules to set the local radio ownership limits as follows: (a) in markets with 45 or more commercial radio stations, a party may own up to eight commercial radio stations, no more than five of which are in the same service (AM or FM); (b) in markets with 30-44 commercial radio stations, a party may own up to seven commercial radio stations, no more than four of which are in the same service; (c) in markets with 15-29 commercial radio stations, a party may own up to six commercial radio stations, no more than four of which are in the same service; and (d) in markets with 14 or fewer commercial radio stations, a party may own up to five commercial radio stations, no more than three of which are in the same service, provided that no party may own more than 50% of the commercial stations in the market.

    FCC cross-ownership rules also prohibit one party from having attributable interests in a radio station as well as in a local television station or daily newspaper, although such limits are waived by the FCC under certain circumstances. In addition, the FCC has a "cross interest" policy that may prohibit a party with an attributable interest in one station in a market from also holding either a "meaningful" non-attributable equity interest (e.g., non-voting stock, voting stock, limited partnership interests) or key management position in another station in the same market, or which may prohibit local stations from combining to build or acquire another local station.

The FCC is presently evaluating its radio/television, radio/newspaper and cross-interest rules and policies as well as policies governing attributable ownership interests. The Company cannot predict whether the FCC will adopt any changes in these policies or, if so, what the new policies will be or how they might affect the Company.

ATTRIBUTION RULES

    All holders of attributable interests must comply with, or obtain waivers of, the FCC's multiple and cross-ownership rules. Under the current FCC rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have an attributable interest unless they own or have voting control over 10% or more of such stock. The FCC is currently evaluating whether to raise the foregoing benchmarks to 10% and 20%, respectively.

     An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media license. At present, when a single shareholder holds a majority of the voting stock of a corporate licensee, the FCC considers other shareholders, unless they are also officers or directors, exempt from attribution. The FCC has asked for comments as to whether it should continue the single majority shareholder exemption.

    Holders of non-voting stock generally will not be attributed an interest in the issuing entity, and holders of debt and instruments such as warrants, convertible debentures, options, or other non-voting interests with rights to conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected. The FCC is currently considering whether it should expand its attribution rules to reach certain of these interests in certain circumstances. The Company cannot predict whether the FCC will adopt these or any other proposals to change its attribution policies. Under current FCC rules, any stockholder of the Company with 5% or more of the outstanding votes (except for qualified institutional investors, for which the 10% benchmark is applicable), will be considered to hold attributable interests in the Company. Such holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross-ownership rules.

      At present, none of the attributable stockholders, officers or directors of the Company have any other media interests besides those of the Company that implicate the FCC's multiple ownership limits except that affiliates of Warburg, Pincus Ventures, L.P. ("Warburg Ventures L.P.") hold interests in several daily newspapers none of which is published in communities served by the Company's stations.

    The FCC will consider a radio station providing programming and sales on another local radio station pursuant to an LMA to have an attributable ownership interest in the other station for purposes of the FCC's radio multiple ownership rules. In particular, a radio station is not permitted to enter into an LMA giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local radio station which it could not own under the FCC's local radio ownership rules.

ALIEN OWNERSHIP LIMITS

    Under the Communications Act, broadcast licenses may not be granted, transferred or assigned to any corporation of which more than one-fifth of the capital stock is owned of record or voted by non-U.S. citizens or foreign governments or their representatives or by foreign corporations (collectively, "Aliens"). Where the corporation owning the license is controlled by another corporation, the parent corporation cannot have more than one-fourth of the capital stock owned of record or voted by Aliens, unless the FCC finds it in the public interest to allow otherwise. The FCC has issued interpretations of existing law, under which the Alien ownership restrictions in slightly modified form apply to other forms of business organizations, including general and limited partnerships.

    The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under Alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest. At present, none of the Company's officers, directors or stockholders are known to be Aliens.

PROGRAMMING REQUIREMENTS

    While the FCC has relaxed or eliminated many of its regulatory requirements related to programming and content, radio stations are still required to broadcast programming responsive to the problems, needs and interests of the stations' service areas and must comply with various rules promulgated under the Communications Act that regulate political broadcasts and advertisements, sponsorship identifications, indecent programming and other matters. Affirmative action requirements also exist. The U.S. Court of Appeals for the D.C. Circuit, however, recently found that these requirements are unconstitutional. In response to this ruling, the FCC issued a notice of proposed rulemaking suggesting changes to its rules to bring them in compliance with the decision of the U.S. Court of Appeals for the D.C. Circuit. No final decision has been made regarding the FCC's proposed changes. Failure to observe these or other FCC rules can result in the imposition of monetary forfeitures, in the grant of a "short" (less than full term) license term or, where there have been serious or a pattern of violations, license revocation.

AGREEMENTS WITH OTHER BROADCASTERS

    Over the past several years a significant number of broadcast licensees have entered into cooperative agreements with other stations in their markets. One typical example is an LMA between two separately or co-owned stations, whereby the licensee of one station programs substantial portions or all of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments for its own account.

    The FCC has held that LMAs do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains ultimate responsibility for and control over operations of its broadcast station.

     As is the case with the Company, in certain circumstances the LMA is entered into in anticipation of the sale of the station, with the proposed acquirer providing programming for the station while the parties are awaiting the necessary regulatory approvals to the transaction.

    The FCC's rules also prohibit a radio licensee from simulcasting more than 25% of its programming on other radio stations in the same broadcast service (e.g., AM-AM), whether it owns both stations or operates one or both through a LMA, where such stations serve substantially the same geographic area as defined by the stations' principal community contours. The Company-operated stations in the Los Angeles and Miami markets are subject to this limitation.

PROPOSED REGULATORY CHANGES

    The FCC has not yet formally implemented certain of the changes to its rules necessitated by the Telecom Act. Moreover, the Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, (i) affect the operation, programming, technical requirements, ownership and profitability of the Company and its radio broadcast stations,
(ii) result in the loss of audience share and advertising revenues of the Company's radio broadcast stations, (iii) affect the ability of the Company to acquire additional radio broadcast stations or finance such acquisitions, (iv) affect cooperative agreements and/or financing arrangements with other radio broadcast licensees, or (v) affect the Company's competitive position in relationship to other advertising media in its markets.

    Such matters include, for example, changes to the license, authorization and renewal process; proposals to revise the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting; proposals to alter the benchmark or thresholds for attributing ownership interest in broadcast media; proposals to change rules or policies relating to political broadcasting; changes to technical and frequency allocation matters, including those relative to the implementing of digital audio broadcasting on both a satellite and terrestrial basis; proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio; changes in the FCC's cross-interest, multiple ownership, Alien ownership and cross-ownership policies; and proposals to limit the tax deductibility of advertising expenses by advertisers.

    Although the Company believes the foregoing discussion is sufficient to provide the reader with a general understanding of all material aspects of FCC regulations that affect the Company, it does not purport to be a complete summary of all provisions of the Communications Act the Telecom Act or FCC rules and policies. Reference is made to the Communications Act, the Telecom Act, FCC rules, and the public notices and rulings of the FCC for further information.

EMPLOYEES

    As of December 31, 1998, the Company employed approximately 176 full-time employees. As of such date, none of the Company's employees were represented by unions. Management believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters are located in Miami, Florida. The types of properties required to support each of the Company's owned and operated stations and stations operated under LMAs include offices, studios and towers where broadcasting transmitters and antenna equipment are located. The Company leases space in the building housing its corporate headquarters under a lease expiring in 2004. The studios and offices of the Company's owned and operated stations and of the stations operated by the Company under LMAs are located in leased facilities with lease terms expiring from 2000 to 2007.

    The Company owns the transmitter, building and equipment and, in certain markets, the building and land for each of its owned and operated stations. The transmitter sites for the Company's stations are material to the Company's overall operations. Management believes that the Company's properties are in good condition and are suitable for its operations; however, the Company continually seeks opportunities to upgrade its properties.

ITEM 3.  LEGAL PROCEEDINGS

    The Company is not currently involved in any material litigation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK

     The Company's Common Stock has not been registered under the Securities Act of 1933 (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not listed on any national securities exchange. There is no established public trading market for the Company's Common Stock. All of the Company's outstanding shares of common stock are owned by Radio Unica Holdings Corp. The indenture relating to the Company's 11 3/4% Senior Discount Notes due 2006 and the Senior Secured Revolving Credit Facility have covenants restricting among other things, the payment of dividends. For the year ended December 31, 1998, the Company did not declare nor pay any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

    The selected financial data set forth below as of and for the years ended December 31, 1998 and 1997 and as of and for the period from September 12, 1996 (inception) through December 31, 1996, have been derived from the consolidated financial statements of the Company, which were audited by Ernst & Young LLP, independent certified public accountants. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the notes thereto, appearing elsewhere in this annual report.


                                                                                             FOR THE PERIOD FROM
                                                          FOR THE YEAR ENDED                SEPTEMBER 12, 1996
                                                             DECEMBER 31,                   (INCEPTION) THROUGH
                                                    ---------------------------------           DECEMBER 31,
                                                         1998                1997                 1996
                                                    -------------       -------------       -------------
STATEMENT OF OPERATIONS DATA:

Net revenue ..................................      $   8,218,043       $          --       $          --
Operating expenses ...........................         28,196,739           1,802,816              40,000
                                                    -------------       -------------       -------------
Loss from operations..........................        (19,978,696)         (1,802,816)            (40,000)
Interest expense, net ........................         (4,289,658)            (12,765)                 --
Other loss ...................................            (14,867)                 --                  --
                                                    -------------       -------------       -------------
Loss before income taxes .....................        (24,283,221)         (1,815,581)            (40,000)
Income tax benefit ...........................          2,446,745                  --                  --
                                                    -------------       -------------       -------------
Net loss .....................................      $ (21,836,476)      $  (1,815,581)      $     (40,000)
                                                    =============       =============       =============

Net loss applicable to common
    shareholders .............................      $ (24,687,084)      $  (1,935,071)      $     (40,000)
                                                    =============       =============       =============

Net loss per common share applicable to
    common shareholders-basic and diluted ....      $   (2,438.47)      $     (356.10)      $      (13.33)
                                                    =============       =============       =============
  Weighted average common
     shares outstanding-basic and diluted ....             10,124               5,434               3,000
                                                    =============       =============       =============

BALANCE SHEET DATA (AT END OF  PERIOD):

Cash and cash equivalents ....................      $  38,894,144       $   1,126,862       $       5,000

Working capital ..............................         52,867,136           1,047,193               5,000

Total assets .................................        123,505,573           6,678,088               5,000

Long-term debt ...............................        105,029,128                  --                  --

Series A redeemable cumulative preferred
   stock .....................................         38,266,437           5,316,990                  --

Stockholders' (deficit) equity ...............        (26,303,393)         (1,922,571)              5,000



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion and analysis should be read in conjunction with the accompanying consolidated financial statements, the notes thereto and the supplemental data included in this annual report.

GENERAL

    The Company, incorporated on September 12, 1996 (inception), was organized for the purpose of producing, broadcasting and distributing Spanish-language radio programming in the United States. The Company's strategy is to develop its radio network as a national advertising platform that is attractive to national advertisers. The network is comprised of owned and operated stations, stations operated under LMAs and affiliated stations. From inception through the year ended December 31, 1997, the Company had no revenue and had not commenced operations. The Company launched its network on January 5, 1998 with 30 affiliated stations and three stations operated under LMAs. The Company expects to incur operating losses for the foreseeable future as the Company develops its network and stations and establishes its base of advertising revenue.

    The Company generates revenue from sales of network advertising time and sales of advertising time on the Company-owned and operated stations and stations operated under LMAs (collectively "O&Os"). Advertising rates are, in large part, based upon the network's and each station's ability to attract audiences in demographic groups targeted by advertisers. All revenues are stated net of any agency commissions.

    The Company's operating expenses consist of network programming expenses, marketing and selling costs, including commissions paid to the Company's sales staff, technical and engineering costs, and general and administrative expenses.

    As is true of other radio operators, the Company's performance is customarily measured by its earnings before net interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is defined as net income (loss) plus (i) provision for income taxes, (ii) interest expense, net and (iii) depreciation and amortization. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles ("GAAP")), but because it is a widely accepted supplemental financial measure of a company's ability to service debt. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same fashion. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1998 COMPARED TO THE YEAR ENDED DECEMBER  31, 1997

    NET REVENUE. Net revenue for the year ended December 31, 1998 was approximately $8.2 million relating to sales of network advertising and sales of advertising on the Company's O&Os. The Company was not operating its network or O&Os during the year ended December 31, 1997 and as a result had no revenues.

    OPERATING EXPENSES. Operating expenses for the year ended December 31, 1998 were approximately $28.2 million as compared to approximately $1.8 million for the year ended December 31, 1997.

    Direct operating expenses of approximately $1.9 million related to engineering and programming costs of the Company's O&Os.

    Selling, general and administrative expenses of approximately $10.1 million related to the operations of the Company's O&Os, an increase of approximately $10.0 million over the year ended December 31, 1997. Selling, general and adminstrative expenses for the year ended December 31, 1997 primarily related to sales personnel hired for the Company's stations operated under LMAs.

    Network expenses of approximately $11.8 million related to the operations of the Company's network including engineering, programming, sales and administration, an increase of approximately $11 million over the year ended December 31, 1997. Network expenses for the year ended December 31, 1997 included costs related to the developing and launching of the network including programming, sales, engineering and administration.

    Corporate expenses for the year ended December 31, 1998 of approximately $2.8 million related to the costs of executive management, legal and professional fees and other costs, an increase of approximately $1.8 million over the year ended December 31, 1997. Corporate expenses for the year ended December 31, 1997 included primarily legal and professional fees, promotional costs and travel expenses incurred during the development stage.

     Depreciation and amortization for the year ended December 31, 1998 of approximately $1.7 million related to the depreciation of the Company's fixed assets as well as the amortization of its intangibles. The Company placed a majority of its property and equipment as well as its broadcast licenses and other intangibles into service on or about December 31,1997; therefore, there was no depreciation and amortization expense recorded for the year ended December 31, 1997.

      OTHER INCOME (EXPENSE). Other income (expense) for the year ended December 31, 1998 included interest income of approximately $1.7 million, interest expense of approximately $6.0 million and equity in loss of equity investee of approximately $15,000. Interest income primarily related to interest earned on the remaining proceeds from the Senior Discount Notes. Interest expense related primarily to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $13,000 in interest expense during the year ended December 31, 1997 associated with promissory notes due to stockholders.

     INCOME TAX BENEFIT. The Company recorded an income tax benefit in 1998 of approximately $2.4 million. The benefit results from the Company's ability to utilize a portion of its net operating loss to offset existing deferred tax liabilities.

    NET LOSS. The Company incurred a net loss of approximately $21.8 million for the year ended December 31, 1998 as compared to a loss of approximately $1.8 million for the year ended December 31, 1997. The increase in the net loss is a result of the increased costs associated with the operation of the Company's network and O&Os as well as the increase in interest expense resulting from the Senior Discount Notes.

    EBITDA. EBITDA was approximately $(18.3) million for the year ended December 31, 1998 as compared to approximately $(1.8) million for the year ended December 31, 1997. The decrease in EBITDA is a result of the increased costs associated with the operations of the Company's network and O&Os.

YEAR ENDED DECEMBER 31, 1997 COMPARED TO THE PERIOD FROM SEPTEMBER 12, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996

    NET REVENUE. During the year ended December 31, 1997 and for the period from inception through December 31, 1996, the Company had no revenue and had not begun operations.

    OPERATING EXPENSES. Operating expenses for the year ended December 31, 1997 were approximately $1.8 million as compared to $40,000 for the period from inception through December 31, 1996. The increase in costs was associated with the Company's planned launching of its network and operations.

    Selling, general and administrative expenses of approximately $31,000 for the year ended December 31, 1997 primarily related to sales personnel hired for the Company's stations operated under LMAs.

    Network expenses of approximately $813,000 for the year ended December 31, 1997 included costs related to the development and launching of the network including programming, sales, engineering and administration.

    Corporate expenses of approximately $959,000 for the year ended December 31, 1997 primarily related to the costs of personnel, legal and professional fees and travel associated with the development of the Company. Corporate expenses for the period from inception through December 31, 1996 were primarily related to legal and professional fees and travel expenses.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 1997 related to certain promissory notes due to stockholders.

    NET LOSS. The Company incurred a net loss of approximately $1.8 million for the year ended December 31, 1997 and $40,000 for the period from inception through December 31, 1996. The increase in the net loss was related to the increased costs incurred in 1997 associated with the Company's planned launching of its network and operations.

     EBITDA. EBITDA was approximately $(1.8) million for the year ended December 31, 1997 as compared to $(40,000) for the period from inception through December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

    Due to the developmental nature of the Company, the Company has had negative cash flows since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the issuance of the 11 3/4 % Senior Discount Notes due August 1, 2006 and promissory notes, common stock and preferred stock to the Company's shareholders.

    The Company's primary sources of liquidity will be the remaining proceeds from the Senior Discount Notes issued on July 27, 1998 (see Note 5 to financial statements) and the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility is a senior secured revolver with $20.0 million of available borrowings subject to certain conditions. At December 31, 1998 there were no amounts outstanding under the Senior Secured Revolving Credit Facility.

    Net cash used in operating activities was approximately $21.7 million for the year ended December 31, 1998 as compared to approximately $2.2 million for the year ended December 31, 1997. The increase in cash used in operating activities during the year ended December 31, 1998 is due to the increased costs associated with the operations of the Company's network and O&Os. Net cash used in operating activities for the period from inception through December 31, 1996 was approximately $40,000. Net cash used in operating activities increased during 1997 as compared to 1996 as a result of the Company's planned launching of its network and programming.

     Net cash used in investing activities for the year ended December 31, 1998 was approximately $60.6 million as compared to approximately $2.2 million for the year ended December 31, 1997. The increase in cash used in investing activities during the year ended December 31, 1998 is due to the acquisition of radio stations, funding of escrow accounts related to acquisitions and acquisitions of property and equipment. Net cash used in investing activities for the year ended December 31, 1997 was due to the Company advancing funds to an equity investee and acquiring property and equipment related to its network and stations operated under LMAs. No cash was used in investing activities in 1996.

    Capital expenditures primarily related to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. For the year ended December 31, 1998, capital expenditures were approximately $5.3 million as compared to approximately $1.2 million for the year ended December 31, 1997. The Company expects to spend, in the aggregate, approximately $2.0 million over the next two years for planned equipment purchases and for upgrades of existing stations.

    Net cash provided by financing activities for the year ended December 31, 1998 was approximately $120.1 million as compared to approximately $5.6 million for the year ended December 31, 1997. The increase in cash provided by financing activities during the year ended December 31, 1998 is primarily related to the net proceeds from the issuance of the Senior Discount Notes as well as additional capital which was raised through the issuance of preferred and common stock. In addition, the Company entered into promissory notes payable with Warburg Ventures, L.P. of approximately $21.8 million. Net cash provided by financing activities for the year ended December 31, 1997 primarily related to the issuance of $5.2 million in preferred and common stock. The funds were mainly used to acquire radio stations, fund escrow accounts related to acquisitions, make investments and advances to an equity investee and acquire property and equipment.

    The Company believes that its current cash position, the remaining proceeds from the issuance of the Senior Discount Notes and the borrowing availability under the Senior Secured Revolving Credit Facility will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until the implementation of its business strategy provides the Company with sufficient operating cash flow. Upon the implementation of its business strategy, the Company believes that cash from operating activities should be sufficient to permit the Company to meet required cash interest obligations (which will consist of cash interest expense on the Senior Discount Notes commencing August 1, 2002 of $18.6 million annually), capital expenditures of approximately $1.0 million per year for existing owned and operated stations, and operating obligations. In the event that the Company is unable to generate the cash flow that is sufficient to service its obligations, the Company may be forced to adopt one or more alternatives, such as refinancing or restructuring its indebtedness, selling material assets or operations or selling equity.

    There can be no assurance that such business strategy will be successfully implemented. Furthermore there can be no assurance that any such actions could be effected on satisfactory terms or at all, that they would enable the Company to satisfy its debt service requirements or that they would be permitted by the terms of the Senior Discount Notes or the Senior Secured Revolving Credit Facility. The failure to generate such sufficient cash flow or to achieve such alternatives could significantly adversely affect the market value of the Senior Discount Notes and the Company's ability to pay the principal of and interest on the Senior Discount Notes.

    The known impact on future operating results related to the Senior Discount Notes will be annual interest expense through August 1, 2006 as follows:

                               YEAR ENDED DECEMBER 31,
                        --------------------------------------
                                             (IN MILLIONS)
                                             -----------------
                        1999................   $  12.7
                        2000................      14.2
                        2001................      16.0
                        2002................      17.9
                        2003................      18.6
                        2004................      18.6
                        2005................      18.6
                        2006................      10.8

    Expected interest payments under the terms of the Senior Discount Notes are as follows:

                                YEAR ENDED DECEMBER 31,
                         --------------------------------------
                                                (IN MILLIONS)
                                            -------------------
                         2002..............    $    9.3
                         2003..............        18.6
                         2004..............        18.6
                         2005..............        18.6
                         2006..............         9.3

    Amortization of deferred financing costs and intangibles resulting from the Senior Discount Notes and the acquisitions of radio stations will be approximately $3.7 million annually.

YEAR 2000 ISSUES

    The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time/date sensitive software and hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company presently believes that based on the results of recent investigations, the Company's primary information and communication systems are believed to be compliant with Year 2000 requirements. The Company's cost of compliance has been minimal and any future costs are not anticipated to be material to financial condition and results of operations.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

 ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA


                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                Number
                                                                                               ----------
Report of Independent Certified Public Accountants                                                23

Consolidated Balance Sheets as of December 31, 1998 and 1997                                      24

Consolidated Statements of Operations for the Years Ended December 31, 1998 and
   1997 and for the period from September 12, 1996 (inception) through
   December 31, 1996                                                                              25

Consolidated Statements of Changes in Series A Redeemable Cumulative Preferred
   Stock and Stockholders' (Deficit) Equity                                                       26

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and
   1997 and for the period from September 12, 1996 (inception) through
   December 31, 1996                                                                              27

Notes to Consolidated Financial Statements                                                        28




               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Radio Unica Corp.

    We have audited the accompanying consolidated balance sheets of Radio Unica Corp. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in Series A redeemable cumulative preferred stock and stockholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 1998 and for the period from September 12, 1996 (inception) through December 31, 1996. Our audits also included the financial statement schedule listed in the Index of Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio Unica Corp. and subsidiaries as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for the years ended December 31, 1998 and 1997 and for the period from September 12, 1996 (inception) through December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                    /s/ Ernst & Young LLP

Miami, Florida
February 24, 1999

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS


                                                                                         December 31,
                                                                              --------------------------------
                                                                                  1998                  1997
                                                                              -------------        -----------
ASSETS
Current assets:
   Cash and cash equivalents                                                   $ 38,894,144        $ 1,126,862
   Restricted cash                                                               12,600,000                  -
   Accounts receivable, net of allowance for doubtful accounts of $116,031        1,232,402                  -
   Prepaid expenses                                                               5,012,001            554,000
   Radio broadcasting rights                                                              -          2,650,000
                                                                              -------------        -----------
Total current assets                                                             57,738,547          4,330,862

   Property and equipment, net                                                   11,769,654          1,221,995
   Broadcast licenses, net of accumulated amortization of $752,775               43,729,708                  -
   Other intangible assets, net                                                   9,894,522                  -
   Investments and advances to equity investee                                            -          1,016,590
   Other assets                                                                     373,142            108,641
                                                                              -------------        -----------
                                                                              $ 123,505,573        $ 6,678,088
                                                                              =============        ===========


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accounts payable                                                               $ 922,064          $ 354,120
   Accrued expenses                                                               3,199,347            179,549
   Radio broadcasting rights obligation                                                   -          2,385,000
   Notes payable                                                                    750,000            365,000
                                                                              -------------        -----------
Total current liabilities                                                         4,871,411          3,283,669

Deferred taxes                                                                    1,641,990                  -
Senior discount notes                                                           105,029,128                  -

Commitments and contingencies

Series A redeemable cumulative preferred stock of Radio Unica
   Holdings Corp. $.01 par, value; 450,000 shares authorized;
   353,560 and 951,975 issued and outstanding at December 31, 1998
   and 1997, respectively                                                        38,266,437          5,316,990

Stockholders' deficit:
   Common stock $.01 par value; 1,000 shares and 100,000 shares authorized at December 31, 1998 and 1997, respectively;
      100 shares and 5,250 shares issued and outstanding
      at December 31, 1998 and 1997, respectively                                         1                 53
   Capital deficiency                                                            (2,611,337)           (67,043)
   Accumulated deficit                                                          (23,692,057)        (1,855,581)
                                                                              -------------        -----------
Total stockholders' deficit                                                     (26,303,393)        (1,922,571)
                                                                              -------------        -----------
                                                                              $ 123,505,573        $ 6,678,088
                                                                              =============        ===========



The accompanying notes are an integral part of these financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                            For the period from
                                                                                             September 12, 1996
                                                                                                (inception)
                                                                                                   through
                                                            For the Year Ended December 31,      December 31,
                                                               1998               1997               1996
                                                           ------------       ------------    -----------------
Net revenue                                                $  8,218,043       $         --       $         --

Operating expenses:
    Direct operating expenses                                 1,852,832                 --                 --
    Selling, general and administrative expenses             10,064,219             31,124                 --
    Network expenses                                         11,812,105            812,654                 --
    Corporate expenses                                        2,771,207            959,038             40,000
    Depreciation and amortization                             1,696,376                 --                 --
                                                           ------------       ------------       ------------
                                                             28,196,739          1,802,816             40,000
                                                           ------------       ------------       ------------
Loss from operations                                        (19,978,696)        (1,802,816)           (40,000)

Other income (expense):
    Interest expense                                         (6,038,483)           (12,765)                --
    Interest income                                           1,748,825                 --                 --
    Equity in loss of equity investee                           (14,867)                --                 --
                                                           ------------       ------------       ------------
                                                             (4,304,525)           (12,765)                --
                                                           ------------       ------------       ------------
Loss before income taxes                                    (24,283,221)        (1,815,581)           (40,000)
Income tax benefit                                            2,446,745                 --                 --
                                                           ------------       ------------       ------------
Net loss                                                    (21,836,476)        (1,815,581)           (40,000)
Accrued dividends on Series A redeemable
    cumulative preferred stock                                2,850,608            119,490                 --
                                                           ------------       ------------       ------------
Net loss applicable to common shareholders                 $(24,687,084)      $ (1,935,071)      $    (40,000)
                                                           ============       ============       ============

Net loss per common share applicable to
    common shareholders - basic and diluted                $  (2,438.47)      $    (356.10)      $     (13.33)
                                                           ============       ============       ============

Weighted average common shares
    outstanding - basic and diluted                              10,124              5,434              3,000
                                                           ============       ============       ============



The accompanying notes are an integral part of these financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CUMULATIVE PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY

--------------------------------------------------------------------------------

                                                          Series A
                                                         Redeemable
                                                        Cumulative
                                                      Preferred Stock                        Common Stock
                                               -----------------------------       -------------------------------
                                                  Shares           Amount             Shares             Amount
                                               ----------       ------------       ------------       ------------

Balance at September 12, 1996                          --       $         --                 --       $         --
   Issuance of common stock                            --                 --              3,000                300
   Net loss                                            --                 --                 --                 --
                                               ----------       ------------       ------------       ------------
Balance at December 31, 1996                           --                 --              3,000                300

   Issuance of common stock                            --                 --              7,000                700

   Conversion of Predecessor
   Company common stock to
   Radio Unica Corp. Series A
   redeemable cumulative
   preferred stock and common
   stock                                            4,950            495,000             (9,500)              (995)

Issuance of Series A
   redeemable cumulative
   preferred stock and common
   stock                                           47,025          4,702,500              4,750                 48

Accrued dividends in arrears
   on Series A redeemable
   cumulative preferred stock                          --            119,490                 --                 --

Net loss                                               --                 --                 --                 --
                                               ----------       ------------       ------------       ------------
Balance at December 31,                            51,975          5,316,990              5,250                 53

Issuance of Series A
   redeemable cumulative
   preferred stock and common
   stock                                          148,500         14,850,000             15,000                150

Conversion of notes payable
   and promissory notes payable
   to stockholders to Series A
   redeemable cumulative preferred
   stock and common stock                         154,700         15,469,965             15,626                156

Cancellation of common stock in
   connection with the Radio
   Unica Holdings Corp.
   reorganization                                      --                 --            (35,876)              (359)

Issuance of common stock in
   connection with the Radio
   Unica Holdings Corp.
   reorganization                                      --                 --                100                  1

Redemption and cancellation of
   Series A redeemable cumulative
   preferred stock of Radio Unica
   Holdings Corp.                                  (2,110)          (221,126)                --                 --

Issuance of Series A
   reedemable cumulative
   preferred stock of Radio Unica
   Holdings Corp.                                     495             49,500                 --                 --

Shareholder note receivable issued
   for Series A redeemable
   cumulative preferred stock
   of Radio Unica Holdings Corp.                       --            (49,500)                --                 --

Accrued dividends in arrears
   on Series A redeemable
   cumulative preferred stock
   of Radio Unica Holdings Corp.                       --          2,850,608                 --                 --

Net loss                                               --                 --                 --                 --
                                               ----------       ------------       ------------       ------------
Balance at December 31, 1998                      353,560       $ 38,266,437                100       $          1
                                               ----------       ============       ============       ============






                                                 Additional
                                                   Paid-in
                                                   Capital        Accumulated
                                                (Deficiency)        Deficit               Total
                                               ------------       ------------        ------------

Balance at September 12, 1996                  $         --       $         --        $         --
   Issuance of common stock                          44,700                 --              45,000
   Net loss                                              --            (40,000)            (40,000)
                                               ------------       ------------        ------------

Balance at December 31, 1996                         44,700            (40,000)              5,000

   Issuance of common stock                         454,300                 --             455,000

   Conversion of Predecessor
   Company common stock to
   Radio Unica Corp. Series A
   redeemable cumulative
   preferred stock and common
   stock                                           (494,005)                --            (495,000)

Issuance of Series A
   redeemable cumulative
   preferred stock and common
   stock                                             47,452                 --              47,500

Accrued dividends in arrears
   on Series A redeemable
   cumulative preferred stock                      (119,490)                --            (119,490)

Net loss                                                 --         (1,815,581)         (1,815,581)
                                               ------------       ------------        ------------
Balance at December 31,                            (67,043)         (1,855,581)         (1,922,571)

Issuance of Series A
   redeemable cumulative
   preferred stock and common
   stock                                            149,850                 --             150,000

Conversion of notes payable
   and promissory notes payable
   to stockholders to Series A
   redeemable cumulative preferred
   stock and common stock                           156,106                 --             156,262

Cancellation of common stock in
   connection with the Radio
   Unica Holdings Corp.
   reorganization                                       359                 --                  --

Issuance of common stock in
   connection with the Radio
   Unica Holdings Corp.
   reorganization                                        (1)                --                  --

Redemption and cancellation of
   Series A redeemable cumulative
   preferred stock of Radio Unica
   Holdings Corp.                                        --                 --                  --

Issuance of Series A
   reedemable cumulative
   preferred stock of Radio Unica
   Holdings Corp.                                        --                 --                  --

Shareholder note receivable issued
   for Series A redeemable
   cumulative preferred stock
   of Radio Unica Holdings Corp.                         --                 --                  --

Accrued dividends in arrears
   on Series A redeemable
   cumulative preferred stock
   of Radio Unica Holdings Corp.                 (2,850,608)                --          (2,850,608)

Net loss                                                 --        (21,836,476)        (21,836,476)
                                               ------------       ------------        ------------
Balance at December 31, 1998                   $ (2,611,337)      $(23,692,057)       $(26,303,393)
                                               ============       ============        ============



The accompanying notes are an integral part of these financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                       For the period from
                                                                                                        September 12, 1996
                                                                                                            (inception)
                                                                                                              through
                                                                    For the Year Ended December 31,         December 31,
                                                                      1998                1997                 1996
                                                                  -------------       -------------     ------------------

Operating activities
Net loss                                                          $ (21,836,476)      $  (1,815,581)      $     (40,000)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization and amortization                    1,696,376                  --                  --
    Equity in loss of equity investee                                    14,867                  --                  --
    Interest on notes payable paid with the issuance of
       preferred and common stock                                       261,227                  --                  --
    Accretion of interest on senior discount notes                    5,029,128                  --                  --
    Amortization of deferred financing costs                            321,181                  --                  --
    Deferred taxes                                                   (2,446,745)                 --                  --
    Change in assets and liabilities:
     Accounts receivable                                             (1,136,353)                 --                  --
     Prepaid expenses                                                (3,433,576)           (554,000)                 --
     Radio broadcasting rights                                        1,650,000          (2,650,000)                 --
     Other assets                                                      (301,689)           (108,641)                 --
     Accounts payable                                                   551,046             354,120                  --
     Accrued expenses                                                   324,743             179,549                  --
     Radio broadcasting rights obligation                            (2,385,000)          2,385,000                  --
                                                                  -------------       -------------       -------------
Net cash used in operating activities                               (21,691,271)         (2,209,553)            (40,000)
                                                                  -------------       -------------       -------------
Investing activities
Acquisition of property and equipment                                (5,336,309)         (1,221,995)                 --
Restricted cash-escrow account                                      (12,600,000)                 --                  --
Advances to equity investee                                                  --          (1,016,590)                 --
Repayment of advances to equity investee                              1,016,590                  --                  --
Acquisition of WNMA-AM and WWRU-AM Miami                             (9,167,000)                 --                  --
Acquisiton of  KIQI-AM San Francisco                                 (6,276,520)                 --                  --
Acquisition of  KBLA-AM Los Angeles                                 (21,465,920)                 --                  --
Acquisition of KXYZ-AM  Houston                                      (6,500,000)                 --                  --
Covenant not to compete                                                (276,743)                 --                  --
                                                                  -------------       -------------       -------------
Net cash used in investing activities                               (60,605,902)         (2,238,585)                 --
                                                                  -------------       -------------       -------------
Financing activities
Proceeds from issuance of senior discount notes, net                 95,535,581                  --                  --
Proceeds from issuance of Series A redeemable cumulative
    preferred stock and common stock                                 15,000,000           5,205,000              45,000
Proceeds from issuance of notes payable to stockholders              21,795,000             365,000                  --
Repayment on notes payable to stockholders                           (6,795,000)                 --                  --
Repayment on note payable issued in connection with
    the acquisition of KIQI-AM San Francisco                         (5,250,000)                 --                  --
Redemption and cancellation of preferred stock                         (221,126)                 --                  --
                                                                  -------------       -------------       -------------
Net cash provided by financing activities                           120,064,455           5,570,000              45,000
                                                                  -------------       -------------       -------------

Net increase in cash and cash equivalents                            37,767,282           1,121,862               5,000
Cash and cash equivalents at beginning of period                      1,126,862               5,000                  --
                                                                  -------------       -------------       -------------
Cash and cash equivalents at end of period                        $  38,894,144       $   1,126,862       $       5,000
                                                                  =============       =============       =============
Supplemental disclosures of cash flow information:
    Note payable issued in connection with the
     acquisition of KIQI-AM San Francisco                         $   6,000,000       $          --       $          --
                                                                  =============       =============       =============
    Cash paid for interest                                        $     413,712       $          --       $          --
                                                                  =============       =============       =============



The accompanying notes are an integral part of these financial statements.

                                RADIO UNICA CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ORGANIZATION AND PRESENTATION

    Radio Unica Corp., a Florida corporation incorporated on September 12, 1996 ("Old Radio Unica"), was merged into Radio Unica Corp. (the "Company"), a Delaware corporation, on August 7, 1997. As a result of the merger, the investors of Old Radio Unica exchanged all of their common shares in Old Radio Unica for 500 shares of common stock and 4,950 shares of preferred stock of the Company, the surviving corporation. The merger was accounted for as a combination of entities under common control in a manner similar to a pooling.

    The Company was formed for the purpose of producing, broadcasting and distributing Spanish language radio programming in the United States. The Company launched its network on January 5, 1998 and began broadcasting programming to radio broadcast stations that it operates and to affiliated stations in the United States and abroad. Prior to the launch, the Company was a development stage company.

    The Company has entered into Affiliation Agreements ("AFAs") with substantially all of its affiliated radio stations. Pursuant to the AFAs, the Company supplies programming for the affiliated stations which are typically required to carry a minimum of eight hours per day of the Company's network programming. The AFAs typically provide that the Company's programming will include a certain number of minutes per hour of network advertising to be sold by the Company and a certain number of minutes per hour for local advertising to be sold by the station. The terms of the AFAs are generally one to two years, subject to earlier termination under certain circumstances. Some of the AFAs grant the Company a right of first refusal in the event the station owner offers to sell the station.

    In July 1998, the Company effected a holding company reorganization (the "Reorganization"), pursuant to which the Company became a wholly owned subsidiary of Radio Unica Holdings Corp. ("Holdings"). Holdings has no assets other than the shares of Company's common stock. In connection with the Reorganization, the holders of the Company's common stock and Series A redeemable cumulative preferred stock exchanged their shares for shares of Holdings' common stock and Series A redeemable cumulative preferred stock bearing identical rights and preferences to the Company's then existing common stock and Series A cumulative redeemable preferred stock. The existing shares of the Company's common stock and Series A redeemable cumulative preferred stock were cancelled. The Company subsequently authorized and issued 100 shares par value $0.01 of common stock to Holdings. The outstanding shares of Series A redeemable cumulative preferred stock issued by Holdings have been "pushed-down" to the Company and accordingly are reflected in the Company's financial statements as of December 31, 1998.

2. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. The Company accounts for investments in 20% to 50% owned companies and for investments in over 50% owned companies over which the Company does not have control under the equity method of accounting.

CASH EQUIVALENTS

    The Company defines as cash equivalents all highly liquid investments with a maturity of three months or less at the time of purchase.

RESTRICTED CASH

    Restricted cash represents escrow accounts established by the Company in connection with asset purchase agreements or local marketing agreements entered into during the year.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, which range from 3 to 30 years. Leasehold improvements are capitalized and amortized over their estimated useful lives or the remaining life of the lease, whichever is shorter. The Company place a majority of its property and equipment into service on or about December 31, 1997; therefore, there was no depreciation expense recorded for the year ended December 31, 1997 and for the period from September 12, 1996 (inception) through December 31, 1996.

INTANGIBLE ASSETS

     Intangible assets are recorded at cost. Amortization of intangible assets is provided in amounts sufficient to relate the asset cost to operations over the estimated useful lives on a straight-line basis. Intangible assets consist primarily of broadcast licenses, goodwill and other identifiable intangible assets. The estimated useful lives are as follows:

                  Broadcast licenses......     30 years
                  Goodwill................     30 years
                  Other intangibles.......    1-5 years

     The Company evaluates periodically the propriety of the carrying amount of intangible assets as well as the amortization period to determine whether current events or circumstances warrant adjustments to the carrying value and/or revised estimates of useful lives. This evaluation consists of the projection of undiscounted operating income before depreciation, amortization, nonrecurring charges and interest for each of the Company's radio stations over the remaining amortization periods of the related intangible assets. If such projections indicate that undiscounted operating income is not expected to be adequate to recover the carrying amounts of the related intangible assets, a loss is recognized to the extent the carrying amount of the asset exceeds its fair value. At this time, the Company believes that no impairment of goodwill or other intangible assets has occurred and that no reduction of the estimated useful lives is warranted.

REVENUE RECOGNITION

     Revenue is derived primarily from the sale of commercial announcements to local, national and network advertisers. Revenue is recognized as commercials are broadcast.

ADVERTISING COSTS

     The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense as incurred and for the periods ended December 31, 1998, 1997 and 1996 amounted to approximately $3.6 million, $82,000 and $1,150, respectively.

BARTER TRANSACTIONS

     Barter transactions represent advertising time exchanged for promotional items, advertising, supplies, equipment and services. Barter transactions are recorded at the estimated fair value of the goods or services received. Revenues from barter transactions are recognized as income when advertisements are broadcast. Expenses are recognized when goods or services are received. Barter amounts are not significant to the Company's consolidated financial statements.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Prior to August 7, 1997, the Company, with the consent of its shareholders, elected S Corporation treatment for the Company. As a result, the shareholders of the Company were taxed on their proportionate share of the Company's taxable income. Accordingly, no provision or credit for federal income tax amounts has been included in the consolidated financial statements for the period prior to August 7, 1997. On August 7, 1997, upon the merger of Old Radio Unica into the Company, the Company became a C Corporation.

    Deferred tax assets and liabilities are determined based upon differences between the financial statements and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

    The Company accounts for the impairment of long-lived assets under the provisions of SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets". SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets carrying amounts. If the carrying value of the assets will not be recoverable, as determined based on the undiscounted cash flows estimated, the carrying value of the assets are reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. The Company has not recorded any impairment losses.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short duration to maturity. The fair value of the long term debt is based on quoted market prices. At December 31, 1998, the fair value of the senior discount notes was $85,367,520.

USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

BUSINESS SEGMENTS

     Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information," the Company is required to report segment information. As the Company only operates in one business segment, no additional reporting is required.

LOSS PER SHARE

    In 1997, the Company retroactively adopted SFAS No. 128, "Earnings Per Share", which replaced the calculations of primary and fully diluted earnings per share (EPS) with basic and diluted EPS. For the years ended December 31, 1998 and 1997 and for the period from September 12, 1996 (inception) through December 31, 1996, there was no difference between the basic and diluted EPS calculations.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


2. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

LOSS PER SHARE, CONTINUED

    Net loss per common share is calculated using the weighted average number of common shares for the basic EPS presentation, and the weighted average number of common and common equivalent shares for the diluted EPS presentation, outstanding during the respective periods.

3. RADIO BROADCASTING RIGHTS AGREEMENTS

    On July 30, 1997, the Company entered into a Radio Broadcasting Rights Agreement with Univision Network Limited Partnership for the 1998 World Cup Soccer Championship (1998 World Cup). This agreement granted the Company exclusive Spanish-language radio broadcast rights in the United States for the 1998 World Cup. The Company amortized the cost of the Rights Agreement, on a pro-rata basis, as revenue for the 1998 World Cup was earned.

4. ACQUISITIONS

    On January 26, 1998, the Company entered into an asset purchase agreement with One-on-One Sports License of Florida, L.L.C. and One-on-One Sports Radio of Florida L.L.C. to acquire Miami radio stations WNMA-AM and WRUN-AM for a cash purchase price of $9.0 million. Other costs associated with the transaction were approximately $167,000. On May 13, 1998, after receiving the consent of the Federal Communications Commission (the "FCC") to assign the broadcasting licenses, the Company completed the acquisitions. The Company operated the stations under a Time Brokerage Agreement (also known as local marketing agreements and referred to herein as "LMAs") for a monthly fee of $72,500 from February 1, 1998 to May 13, 1998. Based on current Federal Communication Commission ("FCC") guidelines, the license of either WNMA or WRUN must be relinquished by the Company by October 8, 2002.

    On February 20, 1998, the Company entered into a stock purchase agreement with Oro Spanish Broadcasting, Inc. to acquire San Francisco radio station KIQI-AM for $11.5 million. In connection with this acquisition, the Company entered into a five-year non-compete agreement with the seller for $500,000. Other costs associated with the transactions were approximately $277,000. On April 30, 1998, after receiving the consent of the FCC to transfer the broadcasting license, the Company completed the acquisition of all the common stock of Oro Spanish Broadcasting, Inc. The purchase price was comprised of a $6 million cash payment and a $6 million promissory note. The promissory note bears interest at 8% and is payable monthly. On July 2, 1998 the Company revised certain terms of and paid down $5.25 million against the promissory note. The remaining $750,000 is due on or before October 31, 1999. The Company operated the station under an LMA for a monthly fee of $58,000 from March 2, 1998 to April 30, 1998. Effective February 1999, the Company ceased interest payments on the note. The Company has made a claim to offset certain costs and expenses related to the acquired transmitter site against the balance due. The Company accounted for the acquisition as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of the underlying values.

    On May 20, 1998, the Company entered into an asset purchase agreement to acquire the assets of Los Angeles radio station KBLA-AM from subsidiaries of Sinclair Communications, Inc. for $21 million in cash. Other costs associated with the transaction were approximately $466,000. On July 30, 1998, after receiving the FCC's consent to assign the broadcasting licenses, the Company completed the acquisition.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. ACQUISITIONS, CONTINUED

    On October 27, 1997, the Company obtained 49.9% of the ownership and voting rights of Blaya, Inc., a newly formed company. The remaining ownership interest was held by one of the stockholders of Holdings.

    On December 24, 1997, Blaya, Inc. entered into an asset purchase agreement with 13 Radio Corporation ("13 Radio"), a CBS Broadcasting ("CBS") subsidiary, to acquire Houston radio station KXYZ-AM, for a cash purchase price of $6.4 million. In connection with this acquisition, the Company advanced $1,016,590 to Blaya, Inc., which was reflected in investments and advances to equity investee. Also on December 24, 1997, Blaya, Inc. entered into an LMA with 13 Radio effective as of January 5, 1998. The LMA made available to Blaya, Inc. substantially all of the broadcasting time of the station, pending the completion of the acquisition, which was subject to FCC consent. The Company entered into an LMA with Blaya, Inc. for substantially all of the broadcasting time of the station for a fee of $165,000 per quarter. The Company began operating the station under its LMA on January 5, 1998. Blaya, Inc. did not have any operations during 1997.

    On March 6, 1998, Blaya, Inc.'s capital stock was divided into the following two classes: (i) Class A common stock with rights identical to all other shares of Blaya, Inc.'s capital stock except that each share is entitled to cast 4.016 votes and (2) Class B common stock with rights identical to all other shares of Blaya, Inc.'s capital stock except that each share is entitled to cast 1 vote. On March 6, 1998, the Company acquired 800 shares of Blaya, Inc.'s Class B common stock, representing 49.9% of the voting rights and 80% of the economic ownership rights in Blaya, Inc., in exchange for its 499 shares of common stock in Blaya, Inc. and $640,000. On the same day, the Company loaned Mr. Blaya $160,000 in the form of a 10 year 9% promissory note. These proceeds were used by Mr. Blaya to purchase 200 shares of Blaya, Inc.'s Class A common stock representing 50.1% of the voting rights and 20% of the ownership rights in Blaya, Inc. In connection with this equity investment, the stockholders of Blaya, Inc. entered into a stockholders agreement that provided the Company the right of first refusal if the majority voting stockholder decided to sell any interest in Blaya, Inc.

    On March 10, 1998, the Company entered into a promissory note in the amount of $5.7 million with Blaya, Inc. The proceeds were used to complete the asset purchase agreement with 13 Radio and to pay related closing costs. The promissory note bore interest of 9% compounded quarterly and was payable annually. The entire principal amount outstanding under the promissory note was due and payable in full on the earliest to occur of (i) the termination of the LMA, (ii) fifteen days following the date when 50% of the voting stock was transferred to any party or substantially all the assets of Blaya, Inc. were sold, or (iii) March 10, 2008. The promissory note was secured by substantially all of the assets of Blaya, Inc.

    On March 11, 1998, Blaya Inc. completed the acquisition of certain assets of 13 Radio for $6.4 million pursuant to an asset purchase agreement dated December 24, 1997. Other costs associated with the transaction were approximately $100,000.

         On June 10, 1998, the Company entered into a stock purchase agreement with the majority-voting stockholder of Blaya, Inc. to purchase his remaining 50.1% voting rights and 20% ownership interest in Blaya, Inc. (the "Remaining Interest"). On September 11, 1998, the Company completed the acquisition of the Remaining Interest for $160,000 and, accordingly, Blaya, Inc., became a wholly owned subsidiary of the Company and Radio Unica of Houston License Corp., a wholly owned subsidiary of Blaya, Inc., became an indirect, wholly owned subsidiary of the Company. The majority-voting stockholder of Blaya, Inc. repaid the $160,000, plus interest, he owed the Company pursuant to the 10 year 9% promissory note. In addition, the $5.7 million promissory note was cancelled by the Company and accounted for such cancellation as a contribution to Blaya, Inc.'s capital.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


4. ACQUISITIONS, CONTINUED

     The Company accounted for the acquisition of Blaya, Inc. as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of the underlying values. The operations of Blaya, Inc. are included in the consolidated statement of operations of the Company beginning on September 11, 1998.

    On October 27, 1998, the Company entered into an asset purchase agreement with Children's Broadcasting Corporation to acquire certain assets of New York City area radio stations WWRU-AM and WJDM-AM, Dallas/Ft. Worth radio station KAHZ-AM and Phoenix radio station KIDR-AM for a purchase price of $29.25 million. In connection with this acquisition, the Company entered into a two-year non-compete agreement with the seller for $750,000. Pursuant to this agreement, the Company established escrow accounts totaling $10 million. The Company operated these stations under an LMA for a monthly fee of $200,000 until the transaction closed. An advanced payment of $2.5 million was made to Children's Broadcasting Corporation with the execution of the LMA. On January 14, 1999, after receiving the consent of the FCC to assign the broadcasting licenses, the Company completed the acquisitions. Based on current FCC guidelines, the license of either WWRU or WJDM must be relinquished by the Company by March 12, 2003.

     The acquisitions of the assets of WNMA-AM and WRUN-AM, Miami and KBLA-AM, Los Angeles, were not the purchases of businesses, as the format and language of the stations were changed and the Company did not assume responsibility for any employees. The acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying values.

     The pro forma results of operations of the Company for the years ended December 31, 1998 and 1997 assuming the Oro Spanish Broadcasting, Inc. and Blaya, Inc. acquisitions had been consummated as of January 1, 1997 and assuming Blaya, Inc. had acquired 13 Radio as of January 1, 1997 are as follows:

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                    -------------------------------
                                                                         1998               1997
                                                                    -------------       -----------
               Net revenue ...................................      $   8,529,015       $ 3,586,407
                                                                    =============       ===========
               Net loss applicable to common shareholders ....      $ (25,004,564)      $(3,433,090)
                                                                    =============       ===========
               Net loss per common share applicable to
                 common shareholders - basic and diluted .....      $   (2,469.83)      $   (631.78)
                                                                    =============       ===========


5. SENIOR DISCOUNT NOTES AND SENIOR SECURED REVOLVING CREDIT FACILITY

SENIOR DISCOUNT NOTES

     On July 27, 1998, the Company sold in an unregistered offering to qualified institutional buyers and accredited institutional investors $158,088,000 aggregate principal amount at maturity of the Company's 11 3/4% Senior Discount Notes due August 1, 2006 (the "Old Notes"). Cash interest on the Old Notes would not accrue or be payable prior to August 1, 2002. Thereafter, cash interest would accrue at a rate of 11 3/4% per annum on the principal amount at maturity of the Old Notes through and including the maturity date and would be payable semi-annually on August 1 and February 1 of each year. In connection with this transaction, the Company received net proceeds of approximately $94.4 million after deducting issuance expenses of approximately $5.6 million of which approximately $1.1 million are accrued for at December 31, 1998.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


5. SENIOR DISCOUNT NOTES AND SENIOR SECURED REVOLVING CREDIT FACILITY, CONTINUED

    The Old Notes were general senior unsecured obligations of the Company and ranked pari passu in right of payment with all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company. The Old Notes were guaranteed on a senior unsecured basis, as to payment of principal, premium if any, and interest, by the Guarantors, which consist of the Company's Domestic Restricted Subsidiaries, (as defined in the Indenture, dated July 27, 1998 between the Company, Wilmington Trust as trustee and the Guarantors named therein (the "Indenture")), on a full, unconditional, joint and several basis. The Old Notes were redeemable at any time and from time to time at the option of the Company, in whole or in part on or after August 1, 2002, plus accrued and unpaid interest thereon to the date of redemption.

    In addition, on or prior to August 1, 2001, the Company could redeem, at its option, up to 35% of the aggregate principal amount at maturity of the Old Notes with the net proceeds of one or more Equity Offerings, as defined, at 111.75% of the Accreted Value thereof, as defined in the Indenture, as long as Old Notes representing at least $65.0 million of the aggregate initial Accreted Value of the Old Notes originally issued remained outstanding after each such redemption and that such redemption occurred within 90 days of the closing of any such Equity Offering.

    Upon a Change of Control as defined in the Indenture, the Company would be required to offer to repurchase the Old Notes at a purchase price equal to (i) 101% of the Accreted Value thereof, if the purchase date was on or prior to August 1, 2002, or (ii) 101% of the principal amount at maturity thereof, plus accrued and unpaid interest thereon, if any, to the purchase date, if such date was after August 1, 2002.

    The Old Notes restricted, among other things, the Company's ability to incur additional indebtedness, pay dividends or make certain other restricted payments, consummate certain asset sales, create liens on assets, enter into transactions with affiliates, make investments, loans or advances, consolidate or merge with or into any other person or convey, transfer or lease all or substantially all of its assets or change the business conducted by the Company.

    On December 17, 1998, in order to satisfy certain obligations of the Company under a Registration Rights Agreement, dated July 22, 1998 (the "Registration Rights Agreement"), between the Company, CIBC Oppenheimer Corp. and Bear, Stearns & Co. Inc., the Company completed the registration of the Old Notes and exchanged the Old Notes for newly issued 11 3/4% Senior Discount Notes Series B due 2006 (the "New Notes").

     The form and terms of the New Notes are substantially the same as the Old Notes, except that the New Notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and hence are not subject to certain transfer restrictions, registration rights and related liquidated damages provisions applicable to the Old Notes. The New Notes evidence the same debt as the Old Notes and are entitled to the benefits of the Indenture. The Indenture provides for the issuance of both the Old Notes and the New Notes.

SENIOR SECURED REVOLVING CREDIT FACILITY

    On July 8, 1998, the Company entered into a credit agreement with a bank for a senior secured revolving credit facility (the "Revolving Credit Facility") providing for up to $20.0 million of availability. The Revolving Credit Facility will mature in May 2002. Amounts outstanding under the Revolving Credit Facility bear interest at the higher of the (i) bank's prime rate plus 1.25% or (ii) LIBOR plus 2.50%. The obligations under the Revolving Credit Facility are guaranteed by Holdings and secured by substantially all the assets of the Company and its subsidiaries.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



5. SENIOR DISCOUNT NOTES AND SENIOR SECURED REVOLVING CREDIT FACILITY, CONTINUED

SENIOR SECURED REVOLVING CREDIT FACILITY, CONTINUED

    The Company has paid and pays certain fees in connection with the Revolving Credit Facility, including a commitment fee of 0.50% per annum on the aggregate unused portion of the Revolving Credit Facility. At December 31, 1998, there were no amounts outstanding under the Revolving Credit Facility.

     The Revolving Credit Facility contains certain financial and operational covenants and customary events of default, including, among others, payment defaults and default in the performance of other covenants, breach of representations or warranties, cross-default to other indebtedness, certain bankruptcy or ERISA defaults, the entry of certain judgments against the Company or any subsidiary, and any security interest or guarantee that ceases to be in effect. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a "change of control", as defined. As of December 31, 1998 the Company was in compliance with these covenants.

6. PROMISSORY NOTES PAYABLE

     On July 15 and July 24, 1997, the Company entered into promissory notes payable with several stockholders amounting to $365,000. On April 17, 1998 the Company converted $365,000 in notes payable to stockholders plus accrued interest of $22,323 into 3,835 shares of Series A redeemable cumulative preferred stock and 387 shares of common stock valued at $383,450 and $3,873, respectively.

    On January 5, 1998, WPV purchased 148,500 shares of preferred stock and 15,000 shares of common stock in exchange for $15,000,000.

    In April, May and June 1998, the Company entered into four promissory notes payable to Warburg, Pincus Ventures, L.P. ("WPV") in the aggregate amount of approximately $21.8 million. Such notes bore interest at 10% per annum and were due on demand. On June 30, 1998, the Company converted $15 million of the promissory notes payable to preferred stock. The Company paid the remaining $6.795 million on July 15, 1998.

    On June 30, 1998, the Company converted $15 million in promissory notes payable to WPV plus $238,904 in accrued interest into 150,865 shares of Series A redeemable cumulative preferred stock and 15,239 shares of common stock valued at $15,086,515 and $152,389, respectively.

                               RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


7. PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                                DECEMBER 31,
                                                       USEFUL LIVES   ----------------------------
                                                          (YEARS)          1998            1997
                                                        -----------   -----------      -----------
Land .................................................        --      $ 2,629,241      $        --
Buildings ............................................        30        1,064,349               --
Broadcast equipment ..................................         7        6,273,644          867,735
Leasehold improvements ...............................        10          910,393          147,759
Office equipment, computers & software ...............       3-5        1,205,049          146,804
Furniture & fixtures .................................         5          380,804           59,697
                                                                      -----------      -----------
                                                                       12,463,480        1,221,995
Less: Accumulated depreciation and amortization.......                    693,826               --
                                                                      -----------      -----------
                                                                      $11,769,654      $ 1,221,995
                                                                      ===========      ===========



    Depreciation expense for the years ended December 31, 1998 and 1997 and for the period from September 12, 1996 (inception) through December 31, 1996 was $693,826, $0 and $0, respectively.

8.  OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following:

                                                                                DECEMBER 31,
                                                       USEFUL LIVES   ----------------------------
                                                          (YEARS)          1998            1997
                                                        -----------   -----------      -----------
Goodwill .............................................        30        4,088,735             --
Deferred financing costs .............................       4-8        5,600,000             --
Covenants not to compete .............................       1-5          776,743             --
                                                                       -----------     ----------
                                                                       10,465,478             --
Less: Accumulated amortization ........................                   570,956             --
                                                                       -----------     ----------
                                                                       $ 9,894,522     $      --
                                                                       ===========     ==========


     Amortization expense for the year ended December 31, 1998 was $570,956. Amortization expense relating to the deferred financing costs of $321,181 for the year ended December 31, 1998 was classified as interest expense. There was no amortization expense for the year ended December 31, 1997 and for the period from September 12, 1996 (inception) through December 31, 1996.

9. INCOME TAXES

    Concurrent with the August 7, 1997 merger of Old Radio Unica with and into the Company, Old Radio Unica's S Corporation election was terminated. Thereafter, the Company became subject to corporate income taxes. The Company had no income tax expense or benefit for the year ended December 31, 1997 and for the period from September 12, 1996 (inception) through December 31, 1996.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



9. INCOME TAXES, CONTINUED

HISTORICAL

    The components of the income tax benefit are as follows:

                                                                           YEAR ENDED DECEMBER 31,
                                                                       ------------------------------
                                                                         1998                1997
                                                                       -----------       ------------
               Current ..........................................      $        --       $         --
               Deferred .........................................       (2,446,745)                --
                                                                       -----------       ------------
                                                                       $(2,446,745)      $         --
                                                                       ===========       ============




    The differences between the federal statutory income tax and the effective income tax rate are summarized below:

                                                                          YEAR ENDED DECEMBER 31,
                                                                       -----------------------------
                                                                         1998              1997
                                                                       -----------       -----------
               Tax benefit at federal statutory rate ............      $(8,499,127)      $  (493,823)
               State income tax benefit, net of federal benefit .       (1,239,329)          (52,375)
               Permanent differences ............................           60,111             3,259
               Other ............................................          (58,775)           (7,924)

               Increase in valuation allowance ..................        7,290,375           550,863
                                                                       -----------       -----------
                                                                       $(2,446,745)      $        --
                                                                       ===========       ===========


    Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                                            YEAR ENDED DECEMBER 31,
                                                                       -------------------------------
                                                                         1998               1997
                                                                       ------------       ------------
               Deferred tax assets:
               Net operating loss carryforwards .................      $ 11,079,878       $    542,939
               Other ............................................            45,340              7,924
                                                                       ------------       ------------
                                                                         11,125,218            550,863
               Valuation allowance ..............................        (7,841,238)          (550,863)
                                                                       ------------       ------------
               Total deferred tax assets ........................         3,283,980                 --
               Deferred tax liabilities:
               Amortization .....................................        (4,912,080)                --
               Other ............................................           (13,890)                --
                                                                       ------------       ------------
                                                                         (4,925,970)                --
                                                                       ------------       ------------
               Total net deferred taxes .........................      $ (1,641,990)      $         --
                                                                       ============       ============


                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


9. INCOME TAXES, CONTINUED

    The differences between the federal statutory income tax rate of 34% and the effective income tax rate are summarized below assuming the Company was a C corporation for the periods presented:

                                                                        YEAR ENDED DECEMBER 31,
                                                                       -------------------------
                                                                          1997            1996
                                                                       ---------       ---------
               Tax benefit at federal statutory rate ............      $(617,298)      $ (13,600)
               State income tax benefit, net of federal benefit .        (65,392)         (1,422)

               Permanent differences ............................          4,810             280
               Valuation allowance ..............................        677,880          14,742
                                                                       ---------       ---------
               Net deferred tax asset ...........................      $      --       $      --
                                                                       =========       =========



    SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $7,841,238 valuation allowance at December 31, 1998 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is approximately $7,290,000. At December 31, 1998, the Company has available net operating loss carryforwards of approximately $27,575,000, of which approximately $24,578,000 expire in the year 2018 and the remaining $2,997,000 expires in years 2007 through 2012.

10. SERIES A REDEEMABLE CUMULATIVE PREFERRED STOCK

    Holdings has 450,000 authorized shares of redeemable, 10% cumulative, nonconvertible, voting, Series A Preferred Stock (the "Preferred Stock"), $.01 par value, of which 353,560 and 51,975 shares were issued and outstanding at December 31, 1998 and 1997, respectively. If and when dividends are declared by the Board of Directors of Holdings, holders of the Preferred Stock shall be entitled to receive cumulative dividends at the rate of 10% per annum. Each share of Preferred Stock shall be entitled to ten votes per share on all matters upon which common stockholders of Holdings are entitled to vote (one vote per common share) and have a redemption price of $100 per share, together with accrued and unpaid dividends thereon. Redemption of the Preferred Stock is at the option of the holders for any or all the outstanding shares upon the occurrence of (i) a change in control, (ii) an initial public offering or (iii) on August 6, 2007. In the event of any liquidation, dissolution or winding up of the affairs of the Company, holders of Preferred Stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or wind up of affairs before any payment to other stockholders. Pursuant to the Reorganization, all of the outstanding shares of Series A redeemable cumulative preferred stock issued by Holdings have been "pushed-down" to the Company, and accordingly are reflected in the Company's financial statements as of December 31, 1998. Accrued dividends in arrears of approximately $2,970,000 and $119,000, as of December 31, 1998 and 1997, respectively, are included in the redemption value of the Preferred Stock.

    On August 28, 1998 the Company, pursuant to a separation agreement between the Company and its former President and Chief Operating Officer, redeemed and cancelled 2,110 shares of Series A redeemable cumulative preferred stock of Holdings in exchange for $221,126.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. STOCK OPTION PLAN

    On August 8, 1997, the Company adopted the 1997 Stock Option Plan (the Plan) which provides for the granting of incentive stock options to purchase shares of the Company's common stock to officers, directors and key employees responsible for the direction and management of the Company and to non-employee consultants and independent contractors. At December 31, 1997, the Company reserved 20,000 shares of its common stock for issuance under the Plan. The vesting period and the terms of the incentive stock options granted are established by a Committee of the Board of Directors (the Committee). The incentive stock options expire no later than ten years from the date of grant. Upon the adoption of the Plan, the Company granted options to its employees to purchase 7,700 shares of its common stock. Such options were cancelled by the Company and reissued by Holdings in 1998. The Company has granted options to its employees to purchase 9,177 shares of Holdings' common stock. Of the 9,177 options granted, 2,188 vested immediately, 1,315 vest ratably over time and 2,050 vest upon the attainment of certain performance goals as determined by the Committee. The exercise price of these incentive stock options is $10 per share, which was determined by the Committee to be the fair value at the date of grant. As a result, no compensation cost has been recognized under the provisions of APB Opinion No.
25. The remaining 3,624 incentive stock options vest upon the attainment of specified return on equity targets and have a variable exercise price per share based on a formula which is triggered upon the occurrence of certain events. There were no options granted by the Company prior to the adoption of this plan. Upon consummation of the Reorganization, each option to purchase one share of the Company's common stock was converted into an option to purchase one share of Holdings common stock, exercisable upon the same terms and conditions as they were under the Company's stock option plan, and the Company's stock option plan was cancelled. All of the options issued by Holdings were issued to employees of the Company and accordingly such options are reflect below.

     Changes to the plan for 1998, 1997 and 1996 are as follows:

                                                                       DECEMBER 31,
                                        -------------------------------------------------------------------
                                                  1998                     1997                  1996
                                        ------------------------   ---------------------  -----------------
                                                        WEIGHTED                WEIGHTED            WEIGHTED
                                                         AVERAGE                 AVERAGE             AVERAGE
                                        HOLDINGS'       EXERCISE                EXERCISE            EXERCISE
                                         SHARES          PRICE     SHARES        PRICE     SHARES    PRICE
                                        --------       ---------   ------      ---------  --------  -------
Outstanding at beginning of
   Year ............................       7,700       $   10.00       --             --       --       --
Granted ............................       9,177       $   10.00    7,700             --       --       --
Exercised ..........................          --              --       --             --       --       --
Cancelled ..........................      (7,700)      $   10.00       --             --       --       --
                                        --------       ---------   ------      ---------   ------   ------
Outstanding at end of year .........       9,177       $   10.00    7,700      $   10.00       --       --
                                        --------       =========   ======      =========   ======   ======

Options exercisable at year-end ....       2,611       $   10.00    2,153      $   10.00       --       --
                                        ========       =========   ======      =========   ======   ======



     The following table summarizes information about stock options outstanding at December 31, 1998:

                                          OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                              ---------------------------------------   --------------------------------------
                                 WEIGHTED
                                   NUMBER               AVERAGE                NUMBER               WEIGHTED
                               OUTSTANDING AT          REMAINING            EXERCISABLE              AVERAGE
           EXERCISE PRICE     DECEMBER 31, 1998     CONTRACTUAL LIFE    AT DECEMBER 31, 1998     EXERCISE PRICE
           --------------    ------------------    -----------------    --------------------     ---------------
                $10.00               9,177                 6.93                 2,611               $10.00


                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


11. STOCK OPTION PLAN, CONTINUED

     The weighted average per share fair values of options granted under the stock option plan during 1998 and 1997 based on the Black-Scholes option valuation model, were $2.13 and $2.59, respectively. Had the compensation expense for the grants under this plan been recognized the proforma net loss and proforma basic and diluted loss per share would have not materially differed from actual.

     The following weighted average assumptions were used:

                                                        DECEMBER 31,
                                       -------------------------------------------
                                           1998             1997           1996
                                       ------------      -----------    ----------
           Expected life..........      5-9 years          5 years          --
           Interest rate..........        6.00%             6.00%           --
           Volatility.............         --                 --            --
           Dividend yield.........         --                 --            --



     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because Holdings' stock options have characteristics significantly different from traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value of Holdings' stock options.

12. COMMITMENTS

LOTUS OXNARD CORP. TIME BROKERAGE AGREEMENTS

     On October 31, 1997, the Company entered into a LMA with Lotus Oxnard Corp. (Lotus) to operate Simi Valley, CA radio station KVCA, effective January 5, 1998. Simultaneous with the LMA, the Company entered into an escrow agreement whereby the Company provided a $2.5 million escrow account deposit on January 5, 1998 to secure compliance with the LMA terms. In addition to the LMA and escrow agreement, the Company entered into an asset purchase option agreement with Lotus, which provides an option to purchase the assets of KVCA, including its broadcasting license, from Lotus. This purchase option is exercisable at any time from June 24, 2001 through and including December 31, 2001. The LMA shall end upon the earliest to occur of (i) the closing or termination as defined in the asset purchase option agreement or (ii) December 31, 2001.

     On October 31, 1997, the Company entered into a LMA with Lotus to operate San Antonio radio station KZDC, effective January 5, 1998. Simultaneous with the LMA, the Company entered into an asset purchase option agreement with Lotus which provides an option to purchase the assets of KZDC, including its broadcasting license, from Lotus, which is exercisable at any time from June 24, 2001 through and including December 31, 2001. The LMA shall end upon the earliest to occur of (i) the closing or termination as defined in the asset purchase option agreement or (ii) December 31, 2001.

    The future minimum payments under the Lotus LMAs are as follows:

               1999 ....................      $2,425,000
               2000 ....................       2,650,000
               2001 ....................       2,875,000
                                              ----------
                                              $7,950,000
                                              ==========

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


12. COMMITMENTS, CONTINUED

TIME BROKERAGE AGREEMENT FOR KDFT-AM DALLAS

    On April 27, 1998, the Company entered into a LMA with The Freedom Network, Inc. to operate Dallas radio station KDFT-AM through May 18, 2000 for a monthly fee of $44,786 and $56,546 through May 18, 1999 and 2000, respectively. An advance payment of $146,903 was made to The Freedom Network, Inc. in connection with the execution of the LMA. In accordance with the terms of the LMA agreement, on December 11, 1998, the Company gave The Freedom Network, Inc. the required termination notification. The Company operated the station under the LMA through March 11, 1999.

TIME BROKERAGE AGREEMENT AND OPTION TO PURCHASE WYPA-AM CHICAGO

    On June 9, 1998, the Company entered into a LMA with Achievement Radio Holdings, Inc. ("Achievement") for substantially all of the broadcast time on Chicago radio station WYPA-AM for a monthly fee of $118,000 through June 8, 1999. The term of the LMA may be extended at the Company's option through June 9, 2000 (Renewal Term). In addition to the LMA, the Company has an option to purchase the assets of WYPA-AM, which is exercisable from June 9, 1998 through June 9, 1999 and will be exercisable for the Renewal Term if the LMA is extended. The Company has provided Achievement with a termination notification and expects to cease broadcasting by June, 1999.

RADIO BROADCASTING RIGHTS

     On September 28, 1998, the Company entered into Radio Broadcasting Rights Agreements ("Rights Agreements") with Inter/Forever Sports, Inc. for several large soccer events including Copa America 1999 and 2001, Copa Oro 2000 and 2002, and elimination games for the 2002 World Cup (collectively the "Soccer Events"). The Rights Agreements grant the Company exclusive Spanish-language radio broadcast rights in the United States for the Soccer Events.

    At December 31, 1998, remaining cash payment obligations under the Rights Agreements are as follows:

                 January 15, 2000 ....      $  600,000
                 June 30, 2000 .......         600,000
                 March 31, 2001 ......         600,000
                                            ----------
                                            $1,800,000
                                            ==========
LEASES

    The Company leases office space, broadcasting studios and certain equipment under operating leases, which expire at various dates through September 2007. Certain leases contain renewal options and provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

    At December 31, 1998, future minimum lease payments under such leases are as follows:

               1999 ....................      $  638,000
               2000 ....................         632,000
               2001 ....................         556,000
               2002 ....................         538,000
               2003 ....................         462,000
               Thereafter ..............         539,000
                                              ----------
                                              $3,365,000
                                              ==========

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. COMMITMENTS, CONTINUED

    Total rent expense for the years ended December 31, 1998 and 1997 and for the period from September 12, 1996 (inception) through December 31, 1996 was approximately $526,000, $109,000 and $0, respectively.

13. SUMMARIZED FINANCIAL INFORMATION

    The New Notes are guaranteed by all of the Company's Domestic Restricted Subsidiaries, which comprises all of the Company's existing subsidiaries, on a full, unconditional, joint and several basis. The financial statements of the subsidiary guarantors are omitted as management has determined that separate financial statements and other disclosures concerning the subsidiaries are not material to investors.

    Summarized financial information of guarantor subsidiaries are as follows:

                                                                           AS OF AND FOR THE YEAR ENDED
                                                                                    DECEMBER 31,
                                                                         -------------------------------
                                                                            1998                 1997
                                                                         ------------       ------------
               Current assets .....................................      $ 18,844,403       $  3,204,000
               Total assets .......................................        84,611,429          6,678,088
               Current liabilities (including due to parent of
                  $19,421,468 and $514,730, respectively) .........        24,292,879          3,433,399
               Total liabilities ..................................        25,934,869          3,798,399
               Net revenue ........................................         8,218,043                 --
               Operating expenses .................................        22,677,176          1,641,592
               Net loss ...........................................       (16,316,913)        (1,654,357)




14. SUBSEQUENT EVENTS

     On February 22, 1999, the Company contracted to acquire substantially all the assets used in the operation of station WIDB (AM) in Chicago, Illinois from subsidiaries of One-on-One, for a cash purchase price of approximately $16.75 million. The Company funded a $1 million escrow account in conjunction with this transaction. The transaction is expected to be finalized upon the receipt of the FCC's approval and the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

    The following table sets forth certain information regarding the directors and executive officers of the Company and certain key employees of Radio Unica Network, Inc.

               NAME                       AGE                           POSITION
--------------------------------     -------------      ---------------------------------------
Joaquin F. Blaya                          53            Chairman of the Board and
                                                           Chief Executive Officer

Jose C. Cancela                           41            President

Steven E. Dawson                          35            Chief Financial Officer, Executive
                                                           Vice President, Secretary
                                                             and Director

Andrew C. Goldman                         51            Executive Vice President, Business
                                                           Affairs and Director

Blaine R. Decker                          47            Executive Vice President,
                                                          Network Sales

Omar Marchant                             63            Vice President, Programming of
                                                           Radio Unica Network, Inc.

Adrianna Grillet                          45            Vice President, Affiliate Relations of
                                                           Radio Unica Network, Inc.

Roy Pressman                              45            Vice President, Engineering of
                                                           Radio Unica Network, Inc.

John D. Santoleri                         35            Director

Sidney Lapidus                            61            Director




JOAQUIN F. BLAYA. Mr. Blaya has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1997. From 1995 through 1996, Mr. Blaya served as the President of Solomon International Latino, the Latin American division of Solomon International Enterprises, an international telecommunications company. From 1992 through 1995, Mr. Blaya was the President, Chief Executive Officer and a member of the Board of Directors of Telemundo, the second largest U.S. Spanish-language television network. Prior to that, Mr. Blaya was employed by Univision since 1971 in various positions, the latest being President and a member of Univision's Board of Directors.

JOSE C .CANCELA. Mr. Cancela has been President of the Company since September 1998. He initially joined the Company in July 1998 serving as President, Network. From 1992 through 1998, Mr. Cancela served as Executive Vice President of Telemundo, responsible for the overall management of Telemundo's owned and operated television stations in Puerto Rico and Miami. From 1990 to 1992, Mr. Cancela was the Vice President of the Univision Southwest Station Group.

STEVEN E. DAWSON. Mr. Dawson has been Chief Financial Officer, Executive Vice President, Secretary and a Director of the Company since August 1997. From 1991 through 1997, Mr. Dawson was employed by Telemundo in several positions, the most recent being Vice President, Finance and Controller. Prior to that, Mr. Dawson was employed at Coopers & Lybrand since 1986. Mr. Dawson is a Certified Public Accountant.

ANDREW C. GOLDMAN. Mr. Goldman has been a Director and Executive Vice President, Business Affairs of the Company since August 1997. Mr. Goldman served in different capacities for Univision from 1981 to 1993 including as Executive Vice President and President of Galavision. Prior to joining Univision, Mr. Goldman was the Senior Vice President of Marketing at Teleprompter Corporation. Mr. Goldman has served as President and Director of Cable Television Administration and Marketing Society (CTAM), and as Founder and Director of the Cable Advertising Bureau (CAB).

BLAINE R. DECKER. Mr. Decker has served as the Company's Executive Vice President, Network Sales since October 1997. He was previously employed by KWHY-TV--Los Angeles as General Sales Manager from November 1995 through October 1997. From February 1984 through February 1995, Mr. Decker was employed by Univision as Senior Vice President, Network Sales and in other management positions. Prior to joining Univision, Mr. Decker was employed by Arbitron Ratings Company as Vice President of Sales and Marketing from January 1980 through February 1984.

OMAR MARCHANT. Mr. Marchant has served as Radio Unica Network, Inc.'s Vice President, Programming and as Creative Director since September 1997. Mr. Marchant has been employed in various media-related capacities including TV host, radio disc jockey, radio director, producer and creator of jingles and producer of TV specials for the Latin and general market. Additionally, Mr. Marchant served as Senior Vice President and Creative Director for Telemundo from June 1992 through July 1994 and as Vice President and Director of Promotions and Special Events or in other capacities for Univision from September 1972 through July 1994.

ADRIANA GRILLET. Ms. Grillet has served as Radio Unica Network, Inc.'s Vice President, Affiliate Relations since August 1997. Ms. Grillet had previously served as Director of Affiliate Relations for Caracol (Latino Broadcasting Company) from April 1996 through July 1997 and CBS--Americas from February 1992 through April 1996. From 1992 through 1996 Ms. Grillet also served as a program production consultant at WADO-NY and from 1988 through 1992 as Senior Program Producer.

ROY PRESSMAN. Mr. Pressman has served as Radio Unica Network, Inc.'s Vice President, Engineering since December 1997. Mr. Pressman has over 20 years of experience in building and managing radio station facilities. From August 1997 to December 1997, Mr. Pressman served as Director of Engineering at Clear Channel Communications, Inc. ("Clear Channel"). He was employed as Vice President, Engineering at Paxson Communications Corp., the predecessor to Clear Channel, from August 1993 to July 1997. Prior to that, Mr. Pressman was employed as Director of Engineering at Gilmore Broadcasting, Inc.

JOHN D. SANTOLERI. Mr. Santoleri has been a Director of the Company since August 1997. Mr. Santoleri is a Managing Director and a member of Warburg, Pincus & Company LLC ("Warburg") where he has been employed since 1989. Warburg is the managing entity of Warburg Ventures, L.P., the Company's controlling stockholder. Prior to joining Warburg, Mr. Santoleri was a Vice President of the New York based real estate consulting firm, The Harlan Company, Inc. Mr. Santoleri is also a director of Axxess Technologies, Inc., Grubb & Ellis Company, and NexCycle, Inc.

SIDNEY LAPIDUS. Mr. Lapidus, a Director of the Company since September 1998, is a Managing Director and a member of Warburg, where he has been employed since 1967. Mr. Lapidus is also a director of Caribiner International, Inc., Grubb & Ellis Company, Information Holdings Inc., Journal Register Company, Knoll Inc., Lennar Corp. and several private companies.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth information regarding the total compensation of the Chief Executive Officer and each of the four most highly compensated executive officers of the Company during the year ended December 31, 1998, as well as the total compensation paid to each such individual for the Company's previous fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                               LONG TERM COMPENSATION
                                                                             -----------------------------------------------------
                                   ANNUAL COMPENSATION                               AWARDS                     PAYOUTS
             -------------------------------------------------------------   ---------------------  ------------------------------
                                                                              OTHER     RESTRICTED                         (1)
               NAME AND                                                       ANNUAL       STOCK    OPTIONS/    LTIP    ALL OTHER
              PRINCIPAL                              SALARY         BONUS     COMPEN-     AWARDS      SARs     PAYOUT    COMPEN-
               POSITION                    YEAR        ($)           ($)      SATION($)     (#)        (#)      ($)     SATION($)
              ---------                    ----     ---------      --------  ---------   --------   --------  -------    ---------

Joaquin F. Blaya ........................  1998      $350,000      $160,000      --         --        --        --      $  5,000
   Chairman and Chief ...................  1997       145,834            --      --         --        --        --         4,375
   Executive Officer

Jose C. Cancela .........................  1998      $168,500            --      --         --        --        --      $    438
   President ............................  1997            --            --      --         --        --        --            --

Steven E. Dawson ........................  1998      $200,000            --      --         --        --        --      $  4,006
  Chief Financial Officer and ...........  1997        88,667            --      --         --        --        --         2,065
   Secretary

Blaine R. Decker ........................  1998      $165,000      $ 65,100      --         --        --        --            --
   Executive Vice President .............  1997        52,500            --      --         --        --        --            --

Herbert M. Levin (2) ....................  1998      $183,312            --      --         --        --        --            --
Chief Operating Officer and President ...  1997       114,583            --      --         --        --        --         2,005




(1) Amounts in this column represent the Company's matching contributions to a 401(k) plan.
(2) Mr. Levin resigned from his position as Chief Operating Officer, President and Director of the Company in August 1998.

STOCK OPTION PLANS/ARRANGEMENTS

    Prior to the consummation of the Reorganization, each of the officers held options to purchase shares of Company common stock. Upon consummation of the Reorganization, each option was converted into an option to purchase Holdings common stock.

DIRECTORS COMPENSATION

     Directors do not receive any compensation for serving on the Company's Board of Directors. The Company also maintains a directors' and officers' liability insurance policy for its directors.

EMPLOYMENT AGREEMENTS

         Joaquin F. Blaya and Steven E. Dawson each entered into separate Non-Competition and Confidentiality Agreements on August 13, 1997 pursuant to which they have each agreed, among other things, that: (i) until the later of
(a) August 13, 2002 or (b) two years after the termination of their respective employment (if terminated for cause or if voluntarily resigned) they will not engage directly or indirectly in any business directly competitive to that of the Company or any of its subsidiaries; (ii) during the two year period after their respective termination (if terminated for cause or if voluntarily resigned) they will not hire, offer to hire or entice away any of the Company's officers, employees, affiliates or agents; and (iii) they will not at any time divulge, furnish, use, publish or make accessible to others any confidential information about the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The Company's Common Stock has not been registered under the Securities Act of 1933 (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not listed on any national securities exchange. There is no established public trading market for the Company's Common Stock. All of the Company's outstanding shares of common stock are owned by Radio Unica Holdings Corp.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As a matter of policy the Company approves all transactions involving insiders through the majority vote of disinterested directors.

PURCHASE OF RADIO STATION KXYZ(AM); TRANSACTIONS INVOLVING BLAYA, INC.

    Blaya, Inc., a Delaware corporation, was formed in October 1997 to facilitate the purchase of radio station KXYZ (AM) located in Houston, Texas ("KXYZ"). Upon such formation, the Company acquired 499 shares of Blaya Inc.'s common stock (which represented a 49.9% interest in Blaya, Inc.) and Joaquin F. Blaya acquired 501 shares of Blaya, Inc.'s common stock (which represented a 50.1% interest in Blaya, Inc.). On December 24, 1997, Blaya, Inc. entered into an asset purchase agreement with 13 Radio to acquire substantially all of the assets necessary to operate KXYZ for a cash purchase price of $6.4 million. In connection with the purchase, the Company advanced $1,016,590 to Blaya, Inc.

    On March 6, 1998, the Company acquired 800 shares of Blaya, Inc.'s Class B common stock, representing 49.9% of the voting rights and 80% of the economic ownership rights in Blaya, Inc., in exchange for its 499 shares of Blaya, Inc.'s common stock and $640,000. On the same day, the Company loaned Mr. Blaya $160,000 in exchange for a 10 year 9% promissory note. These proceeds were used by Mr. Blaya (together with the surrender of 501 shares of Blaya, Inc.'s common stock then held by him) to acquire 200 shares of Blaya, Inc.'s Class A common stock, representing 50.1% of the voting rights and 20% of the ownership rights in Blaya, Inc.

    On March 10, 1998, the Company loaned $5.7 million to Blaya, Inc. in exchange for a promissory note. The proceeds were used to complete the asset purchase agreement with 13 Radio and to pay related closing costs. The promissory note bore interest at 9%, compounded quarterly and payable annually, and was secured by substantially all of the assets of Blaya, Inc.

    On September 11, 1998, the Company purchased all of Mr. Blaya's interest in Blaya, Inc. for $160,000 and Mr. Blaya repaid the $160,000, plus interest, he owed to the Company pursuant to the 10 year 9% promissory note. Upon the Company's purchase of Mr. Blaya's shares, Blaya, Inc. became a wholly-owned subsidiary of the Company and Radio Unica of Houston License Corp., a wholly-owned subsidiary of Blaya, Inc., became an indirect, wholly-owned subsidiary of the Company. Effective September 11, 1998, the $5.7 million promissory note was cancelled by the Company and accounted for as a contribution to Blaya, Inc.'s capital.

INITIAL INVESTMENTS IN THE COMPANY; AGREEMENTS AMONG STOCKHOLDERS

    On August 11, 1997, Warburg, Pincus Ventures, L.P. ("Warburg Ventures L.P."), Joaquin F. Blaya, Herbert M. Levin, Andrew C. Goldman, Alan Stess, Barrett Alley (collectively, the "Investors") and the Company, entered into a Securities Purchase Agreement (the "Purchase Agreement") pursuant to which the Investors purchased (the "Initial Investment") an aggregate of 21,000 shares of the Company common stock and 207,900 shares of the Company preferred stock. The purchase price for the Company common stock was $10 per share and the purchase price for the Company preferred stock was $100 per share. In addition, Warburg Ventures, L.P. was given the option at any time on or prior to three years from the date of the Purchase Agreement and upon the request of the Chief Executive Officer ("CEO") of the Company, to purchase an additional 198,000 shares of the Company preferred stock and 20,000 shares of the Company common stock (the "Additional Shares") on the same terms as the shares purchased in the Initial Investment. Each of the other Investors and the Senior Executives (as defined in the Purchase Agreement) of the Company had the right to acquire its pro rata share (based on the original shares and vested options owned by such Investor or Senior Executive) of the Additional Shares on the same terms and conditions.

    For so long as Warburg Ventures, L.P. owned more than 5% of the Company preferred stock, the Company agreed to (among other things) furnish certain financial reports to the Investors and to cause each of its significant employees to enter into agreements relating to non-disclosure of information and confidentiality and not to compete with the Company. The Company also agreed to use its reasonable best efforts to cause its Board of Directors to consist of six persons, who were to be designated jointly by Warburg Ventures, L.P. and the CEO. However, Warburg Ventures, L.P. had the right at any time, in its sole discretion, to designate a majority of the directors, provided, further, however, that if Warburg Ventures, L.P. designated a majority of the directors, it agreed not to make any material change in the nature of the business conducted by the Company without the consent of the CEO.

    Pursuant to the Purchase Agreement, the Company also agreed that for so long as any Company preferred stock remained outstanding, it would not, without the prior approval of Warburg Ventures, L.P., (i) become a party to a merger or consolidation, sell or lease any of its assets other than in the ordinary course of business or voluntarily dissolve, liquidate or wind up, (ii) engage in any business other than the operation or ownership of the Network (as defined in the Purchase Agreement), (iii) purchase or redeem any shares of its capital stock,
(iv) declare or pay any dividends except for dividends declared and paid on the Company preferred stock, (v) create, incur, or assume any additional indebtedness, except for commitments of up to an aggregate of $200,000 in any fiscal year, (vi) make any capital expenditures in excess of that set forth in the budget prepared according to the Purchase Agreement, (vii) acquire any properties, assets or stock of another entity, except in the ordinary course of business, (viii) amend its Articles of Incorporation or Bylaws, (ix) create or issue any series or shares of capital stock, options, warrants or other rights to purchase or acquire its capital stock, (x) hire, fire or change the compensation of any of the Chief Executive Officer, Chief Financial Officer or Chief Operating Officer, (xi) engage in any transactions with any of its officers, directors or stockholders or any Affiliate or Associate of such person, (xii) create, incur or suffer to exist any mortgage, pledge, lien, security interest or other encumbrance except as provided in the annual budget or (xiii) engage or discharge its independent certified public accountants or legal counsel.

    Additionally, the Purchase Agreement provided that the Company would not make a registered public offering of its securities without the prior consent of Warburg Ventures, L.P. Warburg Ventures, L.P. had demand registration rights and the other Investors could have registered their Shares with Warburg Ventures, L.P.'s demand registration statement. All of the Investors had piggy-back registration rights with respect to any registration statement initiated by the Company. The Investors also had preemptive rights to purchase any new securities offered by the Company on the same terms as such new securities were offered until there is a public offering of the Company's securities.

    All of the stockholders or holders of Options (including Warburg Ventures, L.P. and the Investors) entered into a Stockholders' Agreement, dated as of August 11, 1997 (the "Stockholders' Agreement") to remain in effect until the Company completed an initial public offering which resulted in aggregate gross proceeds of at least $21 million. Pursuant to the Stockholders' Agreement, each of the stockholders agreed (i) not to sell, offer to sell or otherwise dispose of its shares of Company common stock and Company preferred stock, other than those included in such public offering, for a period of at least 180 days from the effective date of a registration statement in connection with such public offering and (ii) for a period of five years, to grant the Company a right of first refusal with respect to any of its shares of Company common stock and Company preferred stock that the stockholder proposed to sell or otherwise dispose of. If Warburg Ventures, L.P. had decided to sell the Company, each of the stockholders would have been obligated to sell its stock pursuant to such sale. If the employment of any stockholder terminated, the Company and then Warburg Ventures, L.P. and Messrs. Blaya and Levin had the option to purchase any stock owned by such stockholder.

    As part of the Reorganization, Holdings assumed the rights and obligations of the Company with respect to the agreements described above with the Company's stockholders (who became stockholders of Holdings) on the same terms and conditions as the Stockholder Agreement.

LOANS TO THE COMPANY

    On July 15, 1997, Joaquin F. Blaya, Herbert M. Levin and Andrew C. Goldman, Officers of the Company, and Barrett Alley, a stockholder of the Company, loaned the Company an aggregate of $100,000. The loan was due upon demand and bore interest at a rate of 9% per annum. In April 1998, the Company fully repaid the loan by issuing Messrs. Blaya, Levin, Goldman and Alley 40.584, 40.584, 18.156 and 7.476 shares of Company common stock, respectively, and 401.7816, 401.7816,
179.7444 and 74.0124 shares of Company preferred stock, respectively.

    On July 24, 1997, Warburg Ventures, L.P. loaned the Company $265,000. The loan was due upon demand and bore interest at a rate of 8% per annum. The funds from the loan were used to pay a deposit to Univision Network Limited Partnership ("Univision Network L.P.") pursuant to the Radio Broadcasting Rights Agreement, dated as of July 30, 1997(the "World Cup Rights Agreement"), entered into by and between Univision Network L.P. and the Company for the exclusive Spanish-language radio broadcast rights in the United States for the 1998 World Cup. Warburg Ventures, L.P. also arranged for the issuance of a letter of credit (the "Original Letter of Credit") in the amount of $2,385,000 to Univision Network L.P. on behalf of the Company to secure the Company's payments under the World Cup Rights Agreement. In April 1998, the Company fully repaid the loan by issuing Warburg Ventures, L.P. 280.5231 shares of Company common stock and 2,777.1788 shares of Company preferred stock. On July 9, 1998, the Original Letter of Credit was replaced by a letter of credit issued by Canadian Imperial Bank of Commerce (the "CIBC Letter of Credit") for the remaining amount of $795,000.

    On April 3, April 27, May 19 and June 16, 1998, Warburg Ventures, L.P. loaned the Company $5,000,000, $11,000,000, $5,000,000 and $795,000 in exchange for the Promissory Notes. The funds from the Promissory Notes were primarily used to finance the acquisition of radio stations in San Francisco and Miami. Each of the Promissory Notes was due upon demand and bore interest at the rate of 10% per annum. On June 30, 1998, the Company repaid $15,000,000 of the Promissory Notes plus accrued interest by issuing Warburg Ventures, L.P. 15,238.9041 shares of Company common stock and 150,865.1507 shares of Company preferred stock. The remaining $6,795,000 due under the Promissory Notes has been repaid from amounts borrowed under the Revolving Credit Facility.


                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)  1. FINANCIAL STATEMENTS

The following financial statements have been filed under Item 8 of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 1998 and 1997

Consolidated Statements of Operations for the Years Ended December 31, 1998 and
   1997 and for the period from September 12, 1996 (inception) through December 31, 1996

Consolidated Statements of Changes in Series A Redeemable Cumulative Preferred
   Stock and Stockholders' (Deficit) Equity

Consolidated Statements of Cash Flows for the Years Ended December 31, 1998 and
   1997 and for the period from September 12, 1996 (inception) through December 31, 1996

Notes to Consolidated Financial Statements

2. FINANCIAL STATEMENT SCHEDULES

                                RADIO UNICA CORP.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



                                                                           ADDITIONS
                                                                 ---------------------------
                                                BALANCE AT          CHARGED          CHARGES                     BALANCE AT
                                               BEGINNING OF         TO COSTS        TO OTHER                       END OF
DESCRIPTION                                        YEAR           AND EXPENSES      ACCOUNTS      DEDUCTION         YEAR
-----------                                     -----------      -------------      --------      ---------      ----------
1998:
Allowance for doubtful trade accounts
Receivable                                      $        --      $     118,098      $     --      $   2,067      $  116,031
                                                ===========      =============      ========      =========      ==========

Deferred tax valuation allowance                $   550,863      $   7,290,375      $     --      $      --      $7,841,238
                                                ===========      =============      ========      =========      ==========

1997:
Allowance for doubtful trade accounts
Receivable                                      $        --      $          --      $     --      $      --      $       --
                                                ===========      =============      ========      =========      ==========

Deferred tax valuation allowance                $        --      $     550,863      $     --      $      --      $  550,863
                                                ===========      =============      ========      =========      ==========

1996:
Allowance for doubtful trade accounts
Receivable                                      $        --      $          --      $     --      $      --      $       --
                                                ===========      =============      ========      =========      ==========

Deferred tax valuation allowance                $        --      $          --      $     --      $      --      $       --
                                                ===========      =============      ========      =========      ==========


(B) REPORTS ON FORM 8-K

     None

(C) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


EXHIBIT
NUMBER                     DESCRIPTION

3.1* Certificate of Incorporation of the Company.

3.2* Bylaws of the Company.

4.1* Purchase Agreement, dated July 22, 1998, among the Company, each of the Company's subsidiaries set forth therein, CIBC Oppenheimer Corp. and Bear, Stearns & Co. Inc.

4.2* Indenture dated as of July 27, 1998 between the Company and Wilmington Trust Company, as Trustee.

4.3* Registration Rights Agreement, dated as of July 22, 1998, between the Company and CIBC Oppenheimer Corp. and Bear, Stearns & Co. Inc.

10.1* Credit Agreement, dated as of July 8, 1998 among the Company, Holdings, the several banks and other financial institutions from time to time parties thereto and Canadian Imperial Bank of Commerce, in its individual capacity and as Agent ("CIBC").

10.2* Securities Purchase Agreement, dated as of August 11, 1997, by and among the Company, Warburg, Pincus Ventures, L.P. and the other investors named therein.

10.3* Supplement to Securities Purchase Agreement, dated as of June, 1998, among the Company, Holdings, Warburg, Pincus Ventures, L.P. and the other investors named therein.

10.4* Stockholders' Agreement, dated as of June 30, 1998, by and among Holdings, Warburg, Pincus Ventures, L.P., Joaquin Blaya, Herbert Levin and the other persons listed therein.

10.5* Time Brokerage Agreement, dated as of October 31, 1997, by and between the Company and Lotus Oxnard Corp. relating to KVCA(AM).

10.6* Time Brokerage Agreement, dated as of October 31, 1997, by and between the Company and Texas Lotus Corp. relating to KZDC(AM).

10.7* Time Brokerage Agreement, dated as of June 9, 1998, by and between Achievement Radio Holdings, Inc. and the Company relating to WYPA(AM).

10.8* Time Brokerage Agreement, dated as of April 27, 1998, by and between The Freedom Network, Inc. and the Company relating to KDFT(AM).

10.9*(a) Asset Purchase Agreement, dated as of January 26, 1998, by and among the Company, One-On-One Sports License of Florida, L.L.C. and One-On-One Sports Radio of Florida, L.L.C.

10.10*(a) Stock Purchase Agreement, dated as of February 20, 1998, by and among the Company, Oro Spanish Broadcasting, Inc. and Rene De La Rosa.

10.11* Asset Purchase Agreement, dated as of May 20, 1998, by and among the Company, Sinclair Radio of Los Angeles, Inc. and Sinclair Radio of Los Angeles Licensee, Inc.

10.12* Form of Non Competition and Confidentiality Agreement between each of Joaquin F. Blaya, Herbert M. Levin and Steven E. Dawson, dated August 13, 1997.

10.13* Agreement, dated as of November 19, 1997, entered into by and between The Miami Herald Publishing Company and the Company.

10.14* Agreement, dated as of January 15, 1998, entered into by and between Radio Unica Corp. and Jorge Ramos.

10.15* Amended and Restated Artist Agreement, dated as of June 5, 1998, entered into by and between Radio Unica Network, Inc. and Raque Productions (for services of Pedro Sevcec).

10.16* Independent Contractor Agreement dated as of June 30, 1998 between Radio Unica Network, Inc. and Dra Isabel, Inc. (for services of Isabel Gomez Bassols).

10.17* Amendment to Time Brokerage Agreement, dated as of May 20, 1998, by and between The Freedom Network, Inc. and the Company relating to KDFT(AM).

10.18* Local Programming and Marketing Agreement, dated as of June 1, 1998, by and between Children's Radio of New York, Inc. and the Company relating to WBAH(AM) (now known as WWRU).

10.19* Stock Purchase Agreement, dated as of June 10, 1998, by and among the Company, Blaya, Inc. and Joaquin F. Blaya.

10.20* Option Agreement, dated as of October 31, 1997, by and between Lotus Oxnard Corp. and the Company.

10.21* Option Agreement, dated as of October 31, 1997, by and between Texas Lotus Corp. and the Company.

10.22* Option Agreement, dated as of June 9, 1998, by and between Personal Achievement Radio of Illinois, Inc. and the Company.

10.23* First Supplemental Indenture, dated as of September 11, 1998, among the Company, Blaya, Inc., Radio Unica of Houston License Corp. and Wilmington Trust Company.

10.24*(a) Agreement, dated as of September 28, 1998, between the Company and Inter/Forever Sports, Inc.

10.25*(a) Agreement, dated as of September 28, 1998, between the Company and Inter/Forever Sports, Inc.

10.26* Asset Purchase Agreement, dated as of October 26, 1998, among the Company, Children's Broadcasting Corporation, Children's Radio of Dallas, Inc., Children's Radio of Phoenix, Inc. and Children's Radio of New York, Inc.

10.27* First Amendment to Asset Purchase Agreement, dated as of October 27, 1998, among the Company, Children's Broadcasting Corporation, Children's Radio of Dallas, Inc., Children's Radio of Phoenix, Inc. and Children's Radio of New York, Inc.

10.28* Local Programming and Marketing Agreement, dated as of October 26, 1998, among the Company, Children's Radio of New York, Inc., Children's Radio of Dallas, Inc. and Children's Radio of Phoenix, Inc.

10.29* Security Agreement, dated as of October 26, 1998, among the Company, Children's Radio of Dallas, Inc., Children's Radio of Phoenix, Inc., Children's Radio of New York, Inc., KAHZ-AM, Inc. and Children's Broadcasting Corporation.

10.30 Asset Purchase Agreement, dated as of February 22, 1999, among the Company, One-on-One Sports License of Illinois, L.L.C. and One-on-One Sports Radio of Illinois, L.L.C.

10.31 Time Brokerage Agreement, dated as of February 22, 1999, by and between the Company and , One-on-One Sports License of Illinois, L.L.C. and One-on-One Sports Radio of Illinois, L.L.C., relating to WIDB (AM).

10.32 Second Supplemental Indenture dated as of January 14, 1999, among the Company, Radio Unica of New York, Inc., Radio Unica of New York License Corp., Radio Unica of Dallas, Inc., Radio Unica of Dallas License Corp., Radio Unica of Phoenix, Inc., Radio Unica of Phoenix License Corp., and Wilmington Trust Company, as trustee.

21.1 Subsidiaries

27.1 Financial data schedule

----------

 * Incorporated by reference from Registration Statement on Form S-4 filed on December 17, 1998.

(a) Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1999.

                                      Radio Unica Corp.



                                       By: /s/ Joaquin F. Blaya
                                           ------------------------------------
                                           Joaquin F. Blaya
                                           Chairman and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

         SIGNATURE                                   TITLE                                 DATE
         ---------                                   -----                                 ----

/s/ Joaquin F. Blaya                      Chairman of the Board                       March 30, 1999
-----------------------------               Chief Executive Officer
Joaquin F. Blaya


/s/ Steven E. Dawson                      Chief Financial Officer                     March 30, 1999
-----------------------------                Secretary and Director
Steven E. Dawson


/s/ Manuel Borges                         Chief Accounting Officer                    March 30, 1999
-----------------------------
Manuel Borges


/s/ John Santoleri                        Director                                    March 30, 1999
-----------------------------
John Santoleri


/s/ Sidney Lapidus                        Director                                    March 30, 1999
-----------------------------
Sidney Lapidus


/s/ Andrew C. Goldman                     Director                                    March 30, 1999
-----------------------------
Andrew C. Goldman
