Form 10-Q
period 1999-03-31
RADIO UNICA CORP
filed 1999-05-11
CIK 1067636

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        Quarterly Report pursuant to Section 13 or 15(d) of the
 |X|    Securities Exchange Act of 1934
        FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

         Transition Report Pursuant to Section 13 or 15(d) of
 | |     the Securities Exchange Act of 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  As of May 11, 1999, 100 shares of Common Stock, $.01 par value were outstanding.

--------------------------------------------------------------------------------

                                RADIO UNICA CORP.

                                TABLE OF CONTENTS

                                                                        PAGE
                                                                        ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements............................................  2
Item 2.  Management's Discussion and Analysis............................  7

PART II.    OTHER INFORMATION

Item 1.  Legal Proceedings............................................... 11
Item 2.  Changes in Securities........................................... 11
Item 3.  Defaults Upon Senior Securities................................. 11
Item 4.  Submission of Matters to a Vote of Security Holders............. 11
Item 5.  Other Information............................................... 11
Item 6.  Exhibits and Reports on Form 8-K................................ 11

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS


                                                                                       MARCH 31,        DECEMBER 31,
ASSETS                                                                                   1999              1998
---------------------------------------------------------------------------------------------------------------------
                                                                                      (UNAUDITED)

Current assets:
  Cash and cash equivalents                                                          $ 13,880,967       $ 38,894,144
  Restricted cash                                                                       3,635,553         12,600,000
  Accounts receivable, net of allowance for doubtful
     accounts of $147,208 and $116,031, respectively                                    1,541,750          1,232,402
  Prepaid expenses                                                                      1,163,502          5,012,001
                                                                                     ------------       ------------
Total current assets                                                                   20,221,772         57,738,547

  Property and equipment, net                                                          13,540,346         11,769,654
  Broadcast licenses, net of accumulated amortization
    of $1,322,434 and $752,775, respectively                                           71,811,923         43,729,708
  Other intangible assets, net                                                         10,287,930          9,894,522
  Other assets                                                                            273,888            373,142
                                                                                     ------------       ------------
                                                                                     $116,135,859       $123,505,573
                                                                                     ============       ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------------------------------------------
Current liabilities:

  Accounts payable                                                                   $    352,437       $    922,064
  Accrued expenses                                                                      2,994,822          3,199,347
  Notes payable                                                                           817,233            750,000
                                                                                     ------------       ------------
Total current liabilities                                                               4,164,492          4,871,411

Deferred taxes                                                                          1,641,990          1,641,990
Senior discount notes                                                                 108,085,559        105,029,128

Commitments and contingencies

Series A redeemable cumulative preferred stock of Radio Unica
  Holdings Corp.; $.01 par value; 450,000 shares authorized;
  353,907 and 353,560 issued and outstanding at March 31, 1999
  and December 31, 1998, respectively                                                  39,269,540         38,266,437

Stockholders' deficit:
  Common stock: $.01 par value; 1,000 shares authorized,
    100 shares issued and outstanding                                                           1                  1
  Capital deficiency                                                                   (3,569,888)        (2,611,337)
  Accumulated deficit                                                                 (33,455,835)       (23,692,057)
                                                                                     ------------       ------------
Total stockholders' deficit                                                           (37,025,723)       (26,303,394)
                                                                                     ------------       ------------
                                                                                     $116,135,859       $123,505,572
                                                                                     ============       ============



The accompanying notes are an integral part of these financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)




                                                                          Three months ended
                                                                              March 31,
                                                                  -----------------------------------
                                                                       1999               1998
---------------------------------------------------------------------------------   -----------------
Net revenue                                                         $  1,765,914        $    561,583

Operating expenses:
    Direct operating expenses                                            731,910             218,174
    Selling, general and administrative expenses                       2,977,408           1,740,450
    Network expenses                                                   3,239,237           1,622,166
    Corporate expenses                                                   671,213             633,352
    Depreciation and amortization                                      1,083,921             252,244
                                                                    ------------        ------------
                                                                       8,703,689           4,466,386
                                                                    ------------        ------------
Loss from operations                                                  (6,937,775)         (3,904,803)

Other income (expense):
    Interest expense                                                  (3,274,860)                 --
    Interest income                                                      448,856              26,734
    Equity in income of equity investee                                       --              10,868
                                                                    ------------        ------------
                                                                      (2,826,004)             37,602
                                                                    ------------        ------------
Net loss                                                              (9,763,779)         (3,867,201)
Accrued dividends on Series A redeemable
    cumulative preferred stock                                           958,553             481,712
                                                                    ------------        ------------
Net loss applicable to common shareholders                          $(10,722,332)       $ (4,348,913)
                                                                    ============        ============
Net loss per common share applicable to
    common shareholders - basic and diluted                        $    (107,223)       $       (224)
                                                                   =============        ============

Weighted average common shares
    outstanding - basic and diluted                                          100              19,417
                                                                   =============        ============




The accompanying notes are an integral part of these financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)



                                                                       Three months ended
                                                                           March 31,
                                                               -----------------------------------
                                                                     1999               1998
--------------------------------------------------------------------------------   ---------------
OPERATING ACTIVITIES
Net loss                                                          $ (9,763,779)     $ (3,867,201)
Adjustments to reconcile net loss to net cash used in
  operating activities:
    Depreciation and amortization                                    1,083,921           252,244
    Provision for bad debt                                              31,177            10,669
    Equity in income of equity investee                                     --           (10,868)
    Accretion of interest on senior discount notes                   3,056,431                --
    Amortization of deferred financing costs                           192,708                --
    Change in assets and liabilities:
     Accounts receivable                                              (340,525)       (1,128,496)
     Prepaid expenses                                                1,348,499          (250,809)
     Other assets                                                       99,255          (156,147)
     Accounts payable                                                 (569,627)          553,473
     Accrued expenses                                                 (169,065)          421,541
     Deferred revenue                                                       --           654,065
                                                                  ------------      ------------
Net cash used in operating activities                               (5,031,005)       (3,521,529)
                                                                  ------------      ------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                 (671,769)       (1,214,624)
Restricted cash-escrow account                                       8,964,447        (4,500,000)
Advances to equity investee                                                 --        (5,340,000)
Note receivable from stockholders                                           --          (160,000)
Radio broadcasting rights                                              (42,500)
Acquisition of WWRU and WJDM (NY), KIDR (PH) and KAHZ (DL)         (27,941,442)               --
                                                                  ------------      ------------
Net cash used in investing activities                              (19,691,264)      (11,214,624)
                                                                  ------------      ------------
FINANCING ACTIVITIES
Debt financing costs                                                  (335,458)               --
Proceeds from issuance of Series A redeemable cumulative
    preferred stock and common stock                                        --        15,000,000
Proceeds from issuance of Series A redeemable cumulative
    preferred stock of Radio Unica Holdings Corp.                       44,550                --
                                                                  ------------       -----------
Net cash (used in) provided by financing activities                   (290,908)       15,000,000
                                                                  ------------      ------------

Net (decrease) increase in cash and cash equivalents               (25,013,177)          263,847
Cash and cash equivalents at beginning of period                    38,894,144         1,126,862
                                                                  ------------      ------------
Cash and cash equivalents at end of period                        $ 13,880,967      $  1,390,709
                                                                  ============      ============


Reclassification of prepaid expense to broadcast license upon consummation of the acquisition of WWRU and WJDM (NY),
    KIDR (PH) and KAHZ (DL)                                       $ 2,500,000       $         --
                                                                  ============      ============




The accompanying notes are an integral part of these financial statements.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 1998 consolidated financial statements and notes thereto.

     The Company's revenues and cash flow are expected to be typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

2.  ACQUISITIONS

    On October 27, 1998, the Company entered into an asset purchase agreement with Children's Broadcasting Corporation to acquire certain assets of New York City area radio stations WWRU-AM and WJDM-AM, Dallas/Ft. Worth radio station KAHZ-AM and Phoenix radio station KIDR-AM for a purchase price of $29.25 million. In connection with this acquisition, the Company entered into a two-year non-compete agreement with the seller for $750,000. Pursuant to this agreement, the Company established escrow accounts totaling $10 million. The Company operated these stations under an LMA for a monthly fee of $200,000 until the transaction closed. An advanced payment of $2.5 million was made to Children's Broadcasting Corporation with the execution of the LMA. On January 14, 1999, after receiving the consent of the Federal Communications Commission (the "FCC") to assign the broadcasting licenses, the Company completed the acquisition. Based on current FCC guidelines, the license of either WWRU or WJDM must be relinquished by the Company by March 12, 2003.

     On February 22, 1999, the Company contracted to acquire substantially all the assets used in the operation of radio station WIDB (AM) in Chicago, Illinois from subsidiaries of One-on-One, for a cash purchase price of approximately $16.75 million. The Company funded a $1 million escrow account in conjunction with this transaction. The FCC has approved the license transfer and the transaction is expected to be finalized in May 1999.

     The acquisitions of the assets of WWRU-AM and WJDM-AM, New York, KAHZ-AM, Dallas and KIDR-AM, Phoenix, were not the purchases of businesses, as the format and language of the stations were changed and the Company did not assume responsibility for any employees. The acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying values.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

3.   COMMITMENTS

TIME BROKERAGE AGREEMENT AND OPTION TO PURCHASE OF WYPA-AM CHICAGO

     On June 9, 1998, the Company entered into a Time Brokerage Agreement ("TBA") with Achievement Radio Holdings, Inc. for substantially all of the broadcast time on Chicago radio station WYPA-AM for a monthly fee of $118,000 through June 8, 1999. The term of the TBA may be extended at the Company's option through June 9, 2000 (Renewal Term). In addition to the TBA, the Company has an option to purchase the assets of WYPA-AM, which is exercisable from June 9, 1998 through June 9, 1999 and will be exercisable for the Renewal Term, if the TBA is extended. The Company has provided Achievement with a termination notification and expects to cease broadcasting by June 1999.

4.   SUMMARIZED FINANCIAL INFORMATION

     The Senior Discount Notes issued by the Company are guaranteed by all of the Company's Domestic Restricted Subsidiaries on a full, unconditional, joint and several basis. The financial statements of the subsidiary guarantors are omitted as management has determined that separate financial statements and other disclosures concerning the subsidiaries are not material to investors.


                                                                                 AS OF OR FOR THE
                                                                           THREE MONTHS ENDED MARCH 31,
                                                                      ---------------------------------------
                                                                           1999                  1998
                                                                      ----------------     ------------------
Current assets                                                          $  6,340,805          $ 8,902,636
Total assets                                                             102,254,892           18,049,257

Current liabilities                                                       29,072,448           12,325,156
Total liabilities (including due to parent of $24,907,956
    and $2,674,176, respectively)                                         30,714,438           13,967,146
Net revenues                                                               1,765,914              561,583
Operating expenses                                                         7,355,206            2,829,623
Net loss                                                                  (8,415,296)          (2,230,438)

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION
-------------------------------------------------------------------------------

     This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 1999 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

OVERVIEW

     Radio Unica Corp., incorporated on September 12, 1996 (inception), was organized for the purpose of producing, broadcasting and distributing Spanish-language radio programming in the United States. The Company's strategy is to develop its radio network as a national advertising platform that is attractive to national advertisers. The network is comprised of owned and operated stations; stations operated under time brokerage agreements (also known as local marketing agreements and referred to herein as "LMAs") and affiliated stations. The Company launched its network on January 5, 1998. The Company expects to incur operating losses for the foreseeable future as the Company develops its network and stations and establishes its base of advertising revenues.

     The Company generates revenue from sales of network advertising time and sales of advertising time on Company-owned stations and stations operated under LMAs (collectively "O&Os"). Advertising rates are, in large part, based upon the network's and each station's ability to attract audiences in demographic groups targeted by advertisers. All revenues are stated net of any agency commissions.

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

RESULTS OF OPERATIONS

 THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

    NET REVENUE. Net revenues increased by approximately $1.2 million to approximately $1.8 for the three months ended March 31, 1999 from approximately $0.6 million for the comparable period in the prior year. The increase in net revenue relates to a significant increase in the Company's customer base due to the development of the Company's network and O&Os. The Company launched its network on January 5, 1998 with 30 affiliated stations and three O&Os. As of March 31, 1999, the Company had 38 affiliated stations and twelve O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

     OPERATING EXPENSES. Operating expenses increased by approximately $4.2 to approximately $8.7 million for the three months ended March 31, 1999 from approximately $4.5 million for the comparable period in the prior year. The increase in operating expenses is primarily due to the costs associated with the network and the increase in the number of O&Os.

    Direct operating expenses increased by approximately $0.5 million to approximately $0.7 million for the three months ended March 31, 1999 from approximately $0.2 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os.

    Selling, general and administrative expenses increased by approximately $1.2 million to approximately $3.0 million for the three months ended March 31, 1999 from approximately $1.7 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os.

    Network expenses increased by approximately $1.6 million to approximately $3.2 million for the three months ended March 31, 1999 from approximately $1.6 million for the comparable period in the prior year. The increase in network expenses primarily relates to the increased costs associated with the operations of the Company's network including engineering, programming, sales and administration.

    Corporate expenses increased to approximately $0.7 million for the three months ended March 31, 1999 from approximately $0.6 million for the comparable period in the prior year. The increase in corporate expenses primarily relates to the costs of legal and professional fees and other costs.

     Depreciation and amortization increased by approximately $0.8 million to approximately $1.1 million for the three months ended March 31, 1999 from approximately $0.3 million for the comparable period in the prior year. The increase in depreciation and amortization is primarily due to the significant additions of fixed assets for the network and O&Os as well as the addition of intangible assets arising from acquisitions of O&Os completed during fiscal year 1998.

    OTHER INCOME (EXPENSE). Other income (expense) for the three months ended March 31, 1999 included interest income of approximately $0.4 million, and interest expense of approximately $3.3 million. Interest income primarily relates to interest earned on the remaining proceeds from the Senior Discount Notes. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $27,000 in interest income during the three months ended March 31, 1998 associated with interest earned on amounts held in escrow related to pending station acquisitions.

    NET LOSS. Net loss increased by approximately $5.9 million to approximately $9.8 million for the three months ended March 31, 1999 as compared to a loss of approximately $3.9 million for the comparable period in the prior year. The increase in net loss is a result of the increased costs associated with the operation of the Company's network and O&Os as well as the increase in non-cash interest expense resulting from the Senior Discount Notes.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION, (CONTINUED)
-------------------------------------------------------------------------------

    EBITDA. EBITDA decreased by approximately $(2.3) million to approximately $(5.9) million for the three months ended March 31, 1999 as compared to approximately $(3.6) million for the comparable period in the prior year. The decrease in EBITDA is a result of the increased costs associated with the operations of the Company's network and O&Os.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the development nature of the Company, the Company has had negative cash flows since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the issuance of Senior Discount Notes.

     The Company's primary sources of liquidity will be the Revolving Credit Facility and the remaining net proceeds from the Senior Discount Notes. The Revolving Credit Facility is a senior secured revolver with $20.0 million of available borrowings subject to certain conditions.

     Net cash used in operating activities increased by approximately $1.5 million to approximately $5.0 million for the three months ended March 31, 1999 as compared to approximately $3.5 million for the comparable period in the prior year. The increase in cash used in operating activities during the three-month period ended March 31, 1999 is primarily due to the increase in the loss from operations partially offset by noncash items consisting of depreciation and amortization of approximately $1.1 million, interest expense of approximately $3.1 million and amortization of deferred financing cost of approximately $0.2 million.

     Net cash used in investing activities increased by approximately $8.5 million to $19.7 million for the three months ended March 31, 1999 as compared to approximately $11.2 million for the comparable period in the prior year. The increase in cash used in investing activities during the three month period ended March 31, 1999 is primarily due to the acquisition of substantially all the assets of radio stations WWRU(AM) and WJDM(AM) New York, KAHZ(AM) Dallas and KIDR(AM) Phoenix.

     Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. For the three months ended March 31, 1999 capital expenditures were approximately $0.7 million as compared to approximately $1.2 million for the comparable period in the prior year. The decrease in capital expenditures is primarily due to the significant capital expenditures made during the three-month period ended March 31, 1998 related to the development of the Company's network and O&Os.

     Net cash used in financing activities for the three months ended March 31, 1999 was approximately $0.3 million as compared to net cash provided by financing activities of $15 million for the comparable period in the prior year. The increase in cash used in financing activities is due to payments of debt financing cost made during the three month period ended March 31, 1999.

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

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION, (CONTINUED)
-------------------------------------------------------------------------------

YEAR 2000 COMPLIANCE

    The Company has conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and has developed an implementation plan to resolve the issue. The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time/date sensitive software and hardware may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculation. The Company presently believes that based on the results of recent investigations, the Company's primary information and communication systems are believed to be compliant with Year 2000 requirements. The Company's cost of compliance has been minimal and any future costs are not anticipated to be material to the Company's financial position or results of operations.

    The Year 2000 issue creates risk for the Company from unforeseen problems in its own computer systems and from third parties on which the Company relies. Accordingly, the Company is requesting assurances from all software vendors from which it has purchased or from which it may purchase software that the software sold to the Company correctly processes all date information at all times. In addition, the Company is querying its customers and suppliers as to their progress in identifying and addressing problems that their computer systems will face in correctly processing date information as the Year 2000 approaches and is reached. However, there are no assurances that the Company will identify all date handling problems in its business systems or that the Company will be able to successfully remedy Year 2000 compliance issues that are discovered. To the extent that the Company is unable to resolve its Year 2000 issues prior to January 1, 2000, operating results could be adversely affected. In addition, the Company could be adversely affected if other entities (e.g., vendors or customers) not affiliated with the Company do not appropriately address their own Year 2000 compliance issues in advance of their occurrence.

RADIO UNICA CORP.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------

ITEM 1.  LEGAL PROCEEDINGS

     None.

ITEM 2.  CHANGES IN SECURITIES

     None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
     None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

ITEM 5.   OTHER INFORMATION

     None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit 27.1 - Financial Data Schedule.

(b) On January 26, 1999 the Company filed a current report on Form 8-K reporting the acquisition through certain of its subsidiaries substantially all the assets of radio stations WJDM-1530(AM) and WWRU-1660 (AM) licensed to Elizabeth, New Jersey, KAHZ-1360 (AM) licensed to Fort Worth, Texas and KIDR-740 (AM) licensed to Phoenix, Arizona from certain subsidiaries of Children's Broadcasting Corporation, a Minnesota corporation.

(c)     SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Radio Unica Corp.


                                    By: /s/ Steven E. Dawson
                                        ---------------------------------------
                                        Steven E. Dawson
                                        Chief Financial Officer


Date: May 11, 1999