Form 10-Q
period 1999-06-30
RADIO UNICA CORP
filed 1999-08-06
CIK 1067636

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

             Quarterly Report pursuant to Section 13 or 15(d) of the
     [X]     Securities Exchange Act of 1934
             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

     8400 N.W. 52ND STREET, SUITE 101
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                As of August 6, 1999, 100 shares of Common Stock, $.01 par value were outstanding.

================================================================================

                                RADIO UNICA CORP.

                                TABLE OF CONTENTS

                                                                           PAGE

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements............................................    2
Item 2.  Management's Discussion and Analysis............................    7

PART II.    OTHER INFORMATION

Item 3  Quantitative and Qualitative Disclosures about Market Risk.......   12
Item 6. Exhibits and Reports on Form 8-K.................................   12

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS


                                                                            June 30,        December 31,
ASSETS                                                                       1999              1998
-------------------------------------------------------------------------------------------------------
                                                                          (Unaudited)
Current assets:
  Cash and cash equivalents                                              $     284,896    $  38,894,144
  Restricted cash                                                            2,635,553       12,600,000
  Accounts receivable, net of allowance for doubtful accounts of
    $215,960 and $116,031, respectively                                      3,697,089        1,232,402
  Prepaid expenses                                                           1,409,990        5,012,001
                                                                         -------------    -------------
Total current assets                                                         8,027,528       57,738,547

  Property and equipment, net                                               16,214,652       11,769,654
  Broadcast licenses, net of accumulated amortization of $1,994,365         86,134,690       43,729,708
    and $752,775, respectively
Other intangible assets, net of accumulated amortization of
    $1,384,764 and $570,956, respectively                                   10,360,613        9,894,522
Other assets                                                                   321,967          373,142
                                                                         -------------    -------------
                                                                         $ 121,059,450    $ 123,505,573
                                                                         =============    =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                       $     940,243    $     922,064
  Accrued expenses                                                           3,286,757        3,199,347
  Notes payable                                                             10,950,000          750,000
                                                                         -------------    -------------
Total current liabilities                                                   15,177,000        4,871,411

Other liabilities                                                              244,520               --
Deferred taxes                                                               1,641,990        1,641,990
Senior discount notes                                                      111,199,589      105,029,128

Commitments and contingencies

Series A redeemable cumulative preferred stock of Radio Unica
    Communications Corp. $.01 par value; 450,000 shares authorized;
    353,907 and 353,560 shares issued and outstanding at June 30, 1999
        and December 31, 1998, respectively                                 40,246,750       38,266,437

Stockholders' deficit:
  Common stock $.01 par value; 1,000 shares authorized;
    100 shares issued and outstanding                                                1                1
  Capital deficiency                                                        (4,547,099)      (2,611,337)
  Accumulated deficit                                                      (42,903,301)     (23,692,057)
                                                                         -------------    -------------
Total stockholders' deficit                                                (47,450,399)     (26,303,393)
                                                                         -------------    -------------
                                                                         $ 121,059,450    $ 123,505,573
                                                                         =============    =============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATION (Unaudited)

                                                      THREE MONTHS ENDED               SIX MONTHS ENDED
                                                           JUNE 30,                        JUNE 30,
-------------------------------------------------------------------------------------------------------------
                                                     1999            1998            1999            1998
                                                 ------------    ------------    ------------    ------------
Net revenue                                      $  4,581,368    $  2,902,379    $  6,347,282    $  3,463,962

Operating expenses:
  Direct operating expenses                           976,557         670,200       1,708,467         888,374
  Selling, general and administrative expenses      3,384,742       2,606,555       6,362,150       4,347,004
  Network expenses                                  2,392,803       5,260,840       5,632,040       6,883,006
  Corporate expenses                                  668,643         667,115       1,339,856       1,306,525
  Depreciation and amortization                     1,329,151         125,957       2,413,072         372,144
  LMA termination fee                               2,000,000              --       2,000,000              --
                                                 ------------    ------------    ------------    ------------
                                                   10,751,896       9,330,667      19,455,585      13,797,053
                                                 ------------    ------------    ------------    ------------
Loss from operations                               (6,170,528)     (6,428,288)    (13,108,303)    (10,333,091)

Other income (expense):
  Interest expense                                 (3,416,524)       (457,848)     (6,691,384)       (465,402)
  Interest income                                     139,587         277,764         588,443         312,052
  Equity in (loss) earnings of equity investee             --          (7,986)             --           2,882
                                                 ------------    ------------    ------------    ------------
                                                   (3,276,937)       (188,070)     (6,102.941)       (150,468)
                                                 ------------    ------------    ------------    ------------
Net loss                                           (9,447,465)     (6,616,358)    (19,211,244)    (10,483,559)
Accrued dividends on Series A redeemable
  cumulative preferred stock                          977,209         521,302       1,935,762       1,003,014
                                                 ------------    ------------    ------------    ------------
Net loss applicable to common shareholders       $(10,424,674)   $ (7,137,660)   $(21,147,006)   $(11,486,573)
                                                 ============    ============    ============    ============
Net loss per common share applicable to
  common shareholders - basic and diluted        $   (104,247)   $       (344)   $   (211,470)   $       (570)
                                                 ============    ============    ============    ============

Weighted average common shares
  outstanding - basic and diluted                         100          20,736             100          20,162
                                                 ============    ============    ============    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


                                                                                SIX MONTHS ENDED JUNE 30,
                                                                              -----------------------------
                                                                                  1999            1998
-----------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
Net loss                                                                      $(19,211,244)   $(10,483,559)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation and amortization                                                  2,413,072         372,144
  Provision for bad debts                                                           99,929              --
  Equity in loss of equity investee                                                     --          (2,882)
  Interest on notes payable paid with the issuance of capital stock                     --         261,227
  Accretion of interest on senior discount notes                                 6,170,461              --
  Amortization of deferred financing costs                                         385,416              --
  Barter revenue from radio broadcasting rights                                   (487,400)             --
  Change in assets and liabilities:
    Accounts receivable                                                         (2,564,616)     (1,861,490)
    Prepaid expenses                                                             1,102,011         435,331
    Radio broadcasting rights                                                           --       1,752,188
    Other assets                                                                    36,738        (416,143)
    Accounts payable                                                                18,179         879,169
    Accrued expenses                                                               672,993       1,390,057
    Radio broadcasting rights obligation                                                --      (1,590,000)
    Deferred revenue                                                                    --         369,000
    Deposit payable                                                                165,000              --
                                                                              ------------    ------------
Net cash used in operating activities                                          (11,199,461)     (8,894,958)
                                                                              ------------    ------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                           (1,717,121)     (2,594,093)
Restricted cash-escrow account                                                   9,964,447      (4,600,000)
Radio broadcasting rights                                                          (42,500)             --
Investments and advances to equity investee                                             --      (5,448,375)
Note receivable from stockholder                                                        --        (163,600)
Acquisition of WNTD-AM                                                         (16,782,140)             --
Acquisition of WWRU-AM and WJDM-AM, KIDR-AM and KAHZ-AM                        (27,941,442)             --
Acquisition of WNMA-AM                                                                  --      (9,317,000)
Acquisition of KIQI-AM                                                                  --      (6,211,521)
                                                                              ------------    ------------
Net cash used in investing activities                                          (36,518,756)    (28,334,589)
                                                                              ------------    ------------

FINANCING ACTIVITIES
Proceeds from borrowings under the revolving credit facility                    10,200,000              --
Debt financing costs                                                            (1,135,581)             --
Proceeds from issuance of Series A redeemable cumulative
  preferred stock and common stock                                                      --      15,000,000
Proceeds from issuance of note payable to stockholder                                   --      21,795,000
Proceeds from issuance of Series A redeemable cumulative
  preferred stock of Radio Unica Communications Corp.                               44,550              --
                                                                              ------------    ------------
Net cash provided by financing activities                                        9,108,969      36,795,000
                                                                              ------------    ------------

Net decrease in cash and cash equivalents                                      (36,609,248)       (434,547)
Cash and cash equivalents at beginning of period                                38,894,144       1,126,862
                                                                              ------------    ------------
Cash and cash equivalents at end of period                                    $    284,896    $    692,315
                                                                              ============    ============

Reclassification  of prepaid expenses to broadcast license upon consummation of the acquisition of WWRU-AM and WJDM-AM,
  KIDR-AM and KAHZ-AM                                                         $  2,500,000    $         --
                                                                              ============    ============

Supplemental disclosures of cash flow information:
  Note payable issued in connection with the acquisition of
    KIQI-AM San Francisco                                                     $         --    $  6,000,000
                                                                              ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1999 and 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 1998 consolidated financial statements and notes thereto.

     The Company's revenue and cash flow are expected to be typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

2.       ACQUISITIONS

    On October 27, 1998, the Company entered into an asset purchase agreement with Children's Broadcasting Corporation to acquire certain assets of New York City area radio stations WWRU-AM and WJDM-AM, Dallas/Ft. Worth radio station KAHZ-AM and Phoenix radio station KIDR-AM for a purchase price of $29.25 million. In connection with this acquisition, the Company entered into a two-year non-compete agreement with the seller for $750,000. Pursuant to this agreement, the Company established escrow accounts totaling $10 million. The Company operated these stations under an LMA for a monthly fee of $200,000 until the transaction closed. On January 14, 1999, after receiving the consent of the Federal Communications Commission (the "FCC") to assign the broadcasting licenses, the Company completed the acquisition. Based on current FCC guidelines, the license of either WWRU-AM or WJDM-AM must be relinquished by the Company by March 12, 2003.

     On February 22, 1999, the Company contracted to acquire substantially all the assets used in the operation of radio station WNTD-AM, in Chicago, Illinois from subsidiaries of One-on-One, for a cash purchase price of approximately $16.75 million. The Company funded a $1 million escrow account in conjunction with this transaction. On May 14, 1999, after receiving the consent of the FCC to assign the broadcasting licenses, the Company completed the acquisition.

     The acquisitions of the assets of WWRU-AM and WJDM-AM, New York, KAHZ-AM, Dallas, KIDR-AM, Phoenix, and WNTD-AM, Chicago, were not the purchases of businesses, as the format and language of the stations were changed and the Company did not assume responsibility for any employees. The acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying values.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

3.   COMMITMENTS

     On June 7, 1999, the Company entered into a time brokerage agreement ("TBA") with DEN-MEX L.L.C. for substantially all of the broadcast time on Denver radio station KCUV-AM for a monthly fee of $25,000 through June 14, 2002. In addition to the TBA, the Company has an option to purchase the assets of KCUV-AM, which is exercisable from June 15, 1999 through June 14, 2002.

     On October 31, 1997, the Company entered into a local marketing agreement ("LMA") with Lotus Oxnard Corp. (Lotus) to operate Simi Valley, CA radio station KVCA, effective January 5, 1998. Simultaneous with the LMA, the Company entered into an escrow agreement whereby the Company provided a $2.5 million escrow account deposit on January 5, 1998 to secure compliance with the LMA terms. In June 1999, the Company began negotiations on the termination of the LMA. On July 30, 1999, upon an agreement reached by the Company and Lotus, the LMA was terminated for a final payment of $2.0 million and the escrow funds were released to the Company. The $2.0 million termination payment was reflected in operations in the accompanying consolidating condensed financial statements.

4.   SUMMARIZED FINANCIAL INFORMATION

     The Senior Discount Notes issued by the Company are guaranteed by all of the Company's Domestic Restricted Subsidiaries on a full, unconditional, joint and several basis. The financial statements of the subsidiary guarantors are omitted as management has determined that separate financial statements and other disclosures concerning the subsidiaries are not material to investors. Summarized financial information for the Company's Domestic Restricted Subsidiaries follows:

                                                                    AS OF OR FOR THE
                                                               SIX MONTHS ENDED JUNE 30,
                                                            ------------------------------
                                                                 1999             1998
                                                            -------------    -------------
Current assets                                              $   7,742,632    $   7,598,445
Total assets                                                  120,774,554       43,821,772
Current liabilities                                            35,264,176       22,773,198
Total liabilities (including due to parent of $30,287,176
    and $11,884,933, respectively)                             37,150,686       32,861,933
Net revenue                                                     6,347,282        3,463,962
Operating expenses                                             14,820,634       11,169,407
Net loss                                                      (14,576,293)      (7,855,913)

5.       SUBSEQUENT EVENTS

On July 9, 1999, the Company's parent, Radio Unica Communications Corp. (formerly Radio Unica Holdings Corp.), filed a registration statement with the Securities and Exchange Commission for a proposed initial public offering of its common stock.

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

OVERVIEW

    We were incorporated on September 12, 1996 (inception), for the purpose of producing, broadcasting and distributing Spanish-language radio programming in the United States. Our strategy is to develop a radio network as a national advertising platform that is attractive to national advertisers. The network is comprised of radio stations that we own, radio stations that we operate under local marketing agreements or LMAs and affiliated radio stations. From inception through the year ended December 31, 1997, we had no revenue and had not commenced operations. We launched our network on January 5, 1998 with 30 affiliated stations and three stations operated under LMAs. We expect to incur operating losses for the foreseeable future as we develop our network and stations and establish our base of advertising revenues.

    We generate revenue from sales of network advertising time, and sales of local and national advertising time on radio stations that we own and those that we operate under LMAs (collectively "O&Os"). Advertising rates are, in large part, based upon the network's and each station's ability to attract audiences in demographic groups targeted by advertisers. All revenues are stated net of any agency commissions. We recognize advertising revenue when the commercials are broadcast.

    Our operating expenses consist of network programming expenses, marketing and selling costs, including commissions paid to our sales staff, technical and engineering costs, and general and administrative expenses.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

    NET REVENUE. Net revenue increased by approximately $1.7 million to approximately $4.6 for the three months ended June 30, 1999 from approximately $2.9 million for the comparable period in the prior year. The increase in net revenue relates to an increase in the Company's customer base due to the development of the Company's network and O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------
     OPERATING EXPENSES. Operating expenses increased by approximately $1.4 million to approximately $10.7 million for the three months ended June 30, 1999 from approximately $9.3 million for the comparable period in the prior year. The increase in operating expenses is mainly due to the increase in the number of O&Os, as well as a one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM. If the LMA agreement had continued pursuant to its terms the sum of the amounts due would have been approximately $6.1 million. The Company now reaches the market through its radio station KBLA-AM in Los Angeles. The increase in operating expenses is offset in part by non-recurring network expenses in 1998 for programming rights and production expenses relating to the World Cup.

    Direct operating expenses increased by approximately $0.3 million to approximately $1.0 million for the three months ended June 30, 1999 from approximately $0.7 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os.

    Selling, general and administrative expenses increased by approximately $.8 million to approximately $3.4 million for the three months ended June 30, 1999 from approximately $2.6 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os.

    Network expenses decreased by approximately $2.9 million to approximately $2.4 million for the three months ended June 30, 1999 from approximately $5.3 million for the comparable period in the prior year. The decrease in network expenses is due to non-recurring costs in 1998 for programming rights and production expenses relating to the World Cup.

    Corporate expenses were approximately $0.7 million for the three months ended June 30, 1999 which was consistent with the comparable period in the prior year.

     Depreciation and amortization increased by approximately $1.2 million to approximately $1.3 million for the three months ended June 30, 1999 from approximately $0.1 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the significant addition of fixed assets and intangible assets arising from acquisitions of O&Os.

    LMA termination fee relates to a one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM. The Company now reaches the market through its radio station KBLA-AM in Los Angeles.

    OTHER INCOME (EXPENSE). Other income (expense) for the three months ended June 30, 1999 included interest income of approximately $0.1 million, and interest expense of approximately $3.4 million. Interest income primarily relates to interest earned on the remaining proceeds from the Senior Discount Notes. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $0.3 million in interest income and $0.5 million in interest expense during the three months ended June 30, 1998.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION, (CONTINUED)
--------------------------------------------------------------------------------

     NET LOSS. Net loss increased by approximately $2.8 million to approximately $9.4 million for the three months ended June 30, 1999 as compared to a loss of approximately $6.6 million for the comparable period in the prior year. The increase in net loss is a result of increased costs associated with the operation of the Company's O&Os, the increase in interest expense resulting from the Senior Discount Notes and the $2.0 million charge related to the termination of the LMA for Los Angeles radio station KVCA-AM. This increase is offset in part by a decrease in network expenses related to non-recurring costs in 1998 for programming rights and production expenses relating to the World Cup.

     EBITDA. EBITDA increased by approximately $1.5 million to approximately $(4.8) million for the three months ended June 30, 1999 as compared to approximately $(6.3) million for the comparable period in the prior year. The increase in EBITDA is due to an increase in net revenue as well as a decrease in network expenses related to non-recurring costs in 1998 for programming rights and production expenses relating to the World Cup. This was offset in part by costs incurred during 1999 associated with the increase in the number of O&Os as well the termination of the LMA for Los Angeles radio station KVCA-AM.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    NET REVENUE. Net revenues increased by approximately $2.8 million to approximately $6.3 for the six months ended June 30, 1999 from approximately $3.5 million for the comparable period in the prior year. The increase in net revenue relates to an increase in the Company's customer base due to the development of the Company's network and O&Os.

     OPERATING EXPENSES. Operating expenses increased by approximately $5.7 to approximately $19.5 million for the six months ended June 30, 1999 from approximately $13.8 million for the comparable period in the prior year. The increase in operating expenses is mainly due to the increase in the number of O&Os, as well as a one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM. If the LMA agreement had continued pursuant to its terms the sum of the amounts due would have been approximately $6.1 million. The Company now reaches the market through its radio station KBLA-AM in Los Angeles. The increase in operating expenses is offset in part by non-recurring network expenses in 1998 for programming rights and production expenses relating to the World Cup.

    Direct operating expenses increased by approximately $0.8 million to approximately $1.7 million for the six months ended June 30, 1999 from approximately $0.9 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os.

    Selling, general and administrative expenses increased by approximately $2.0 million to approximately $6.4 million for the six months ended June 30, 1999 from approximately $4.4 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os.

    Network expenses decreased by approximately $1.3 million to approximately $5.6 million for the six months ended June 30, 1999 from approximately $6.9 million for the comparable period in the prior year. The decrease in network expenses relates to non-recurring costs incurred during 1998 for programming rights and production expenses relating to the World Cup.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION, (CONTINUED)
--------------------------------------------------------------------------------

    Corporate expenses were approximately $1.3 million for the six months ended June 30, 1999 which was consistent with the comparable period in the prior year.

     Depreciation and amortization increased by approximately $2.0 million to approximately $2.4 million for the six months ended June 30, 1999 from approximately $0.4 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the additional fixed and intangible assets from acquisitions of O&Os.

    LMA termination fee relates to a one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM. The Company now reaches the market through its radio station KBLA-AM in Los Angeles.

    OTHER INCOME (EXPENSE). Other income (expense) for the six months ended June 30, 1999 included interest income of approximately $0.6 million, and interest expense of approximately $6.7 million. Interest income primarily relates to interest earned on the remaining proceeds from the Senior Discount Notes. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $0.3 million in interest income and $0.5 million in interest expense during the six months ended June 30, 1998.

    NET LOSS. Net loss increased by approximately $8.7 million to approximately $19.2 million for the six months ended June 30, 1999 as compared to a loss of approximately $10.5 million for the comparable period in the prior year. The increase in net loss is a result of increased costs associated with the operation of the Company's O&Os, the increase in interest expense resulting from the Senior Discount Notes as well as the termination of the LMA for Los Angeles radio station KVCA-AM. This increase is offset in part by a decrease in network expenses related to non-recurring costs in 1998 for programming rights and production expenses relating to the World Cup.

     EBITDA. EBITDA decreased by approximately $0.7 million to approximately $(10.7) million for the six months ended June 30, 1999 as compared to approximately $(10.0) million for the comparable period in the prior year. The decrease in EBITDA is due to costs incurred during 1999 associated with the increase in the number of O&Os as well the termination of the LMA for Los Angeles radio station KVCA-AM. This decrease was offset in part by an increase in net revenue as well as a decrease in network expenses related to non-recurring costs in 1998 for programming rights and production expenses relating to the World Cup.

LIQUIDITY AND CAPITAL RESOURCES

     Due to the developmental nature of the Company, the Company has had negative cash flows since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the issuance of the Senior Discount Notes and preferred stock.

     The Company's primary source of liquidity will be the Revolving Credit Facility. The Revolving Credit Facility is a $20.0 million senior secured revolver subject to certain conditions. As of June 30, 1999 there was $10.2 million outstanding under the credit facility.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION, (CONTINUED)
--------------------------------------------------------------------------------

     Net cash used in operating activities increased by approximately $2.3 million to approximately $11.2 million for the six months ended June 30, 1999 as compared to approximately $8.9 million for the comparable period in the prior year. The increase in cash used in operating activities during the six month period ended June 30, 1999 is primarily due to the increase in the loss from operations partially offset by non-cash items consisting of depreciation and amortization of approximately $2.4 million, interest expense of approximately $6.2 million and amortization of deferred financing cost of approximately $0.4 million.

     Net cash used in investing activities increased by approximately $8.2 million to $36.5 million for the six months ended June 30, 1999 as compared to approximately $28.3 million for the comparable period in the prior year. The increase in cash used in investing activities during the six month period ended June 30, 1999 is primarily due to the acquisition of substantially all the assets of radio stations WWRU-AM and WJDM-AM New York, KIDR-AM, Phoenix, KAHZ-AM, Dallas and WNTD-AM Chicago.

     Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. For the six months ended June 30, 1999 capital expenditures were approximately $1.7 million as compared to approximately $2.6 million for the comparable period in the prior year. The decrease in capital expenditures is primarily due to the significant capital expenditures made during the six-month period ended June 30, 1998 related to the development of the Company's network and O&Os.

     Net cash provided by financing activities for the six months ended June 30, 1999 was approximately $9.1 million as compared to approximately $36.8 million for the comparable period in the prior year. The decrease in cash provided by financing activities is primarily due to the proceeds from the issuance of preferred and common stock during the six months ended June 30, 1998 partially offset by borrowings under the revolving credit facility during the six months ended June 30, 1999.

     The Company believes that its current cash position, and the borrowing availability under the Revolving Credit Facility will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until the implementation of its business strategy provides the Company with sufficient operating cash flow. However, there can be no assurance that such business strategy will be successfully implemented or that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments.

YEAR 2000 COMPLIANCE

    We have conducted a comprehensive review of our computer systems to identify the systems that could be affected by the "Year 2000" issue and have developed an implementation plan to resolve the issue. We presently believe, based on the results of recent investigations, that our primary information and communication systems are compliant with Year 2000 requirements. Our costs of compliance have been minimal and any future costs are not anticipated to be material to our financial condition and results of operations.

    We are in the process of working with our software vendors to ensure that the software that we have licensed from third parties will operate properly in the year 2000 and beyond. In addition, we are working with our suppliers, service providers and corporate partners to ensure that they and their systems will be able to support our needs and, where necessary, operate with our server and networking hardware and software infrastructure in preparation for the year 2000. However, significant uncertainty exists concerning the potential costs and effects associated with any year 2000 compliance.

RADIO UNICA CORP.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We may borrow up to $20 million under our credit facility. Amounts outstanding under the credit facility bear interest, at Radio Unica's option, at the bank's prime rate plus 1.25% or LIBOR plus 2.50%. At June 30, 1999 there was $10.2 million outstanding under our credit facility.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit 27.1 - Financial Data Schedule.

(b) On May 28, 1999 the Company filed a current report on Form 8-K reporting the acquisition through certain of its subsidiaries of substantially all the assets of radio station WIDB (AM) (now know as WNTD (AM)) licensed to Chicago, Illinois, from certain subsidiaries of One-On-One Sports.

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


Date: August 6, 1999