Form 10-K405
period 1999-12-31
RADIO UNICA CORP
filed 2000-03-24
CIK 1067636

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                           -------------------------

                                   FORM 10-K

                           -------------------------

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

    FOR THE TRANSITION PERIOD FROM _________________ TO __________________

                        COMMISSION FILE NUMBER 333-61211

                          -----------------------------
                                RADIO UNICA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                          -----------------------------

        DELAWARE                                         65-0776004
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER IDENTIFICATION NO.)
          INCORPORATION OR ORGANIZATION)

    8400 NW 52ND STREET, SUITE 101
           MIAMI, FLORIDA                                 33166
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                          -----------------------------

        (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) 305-463-5000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. |X| YES |_| NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. |X|

THE REGISTRANT IS A WHOLLY-OWNED SUBSIDIARY OF RADIO UNICA COMMUNICATIONS CORP. ACCORDINGLY, SINCE ALL THE STOCK IS OWNED BY AN AFFILIATE, THERE IS NO MARKET VALUE OF STOCK OWNED BY NON-AFFILIATES.

                       DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE PROXY STATEMENT FOR THE 2000 ANNUAL MEETING OF RADIO UNICA COMMUNICATIONS CORP., EXPECTED TO BE FILED WITHIN 120 DAYS FROM THE COMPANY'S FISCAL YEAR-END, ARE INCORPORATED BY REFERENCE INTO PART III.

--------------------------------------------------------------------------------

                                                 TABLE OF CONTENTS


PART I

Item 1.   Business ........................................................................................1

Item 2.   Properties .....................................................................................17

Item 3.   Legal Proceedings ..............................................................................17

Item 4.   Submission of Matters to a Vote of Security Holders ............................................18

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters ..........................20

Item 6.   Selected Financial Data ........................................................................21

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations ..........22

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk .....................................27

Item 8.   Financial Statements and Supplemental Data .....................................................27

Item 9.   Changes in and Disagreements on Accounting and Financial Disclosure ............................50

PART III

Item 10.  Directors and Executive Officers ...............................................................50

Item 11.  Executive Compensation .........................................................................50

Item 12.  Security Ownership of Certain Beneficial Owners and Management .................................50

Item 13.  Certain Relationships and Related Transactions .................................................50

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............................51


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

ITEM 1.  BUSINESS

GENERAL

     We were incorporated on September 12, 1996 (inception), for the purpose of producing, broadcasting and distributing Spanish-language radio programming in the United States. We are the only national Spanish-language AM radio network in the U.S., broadcasting 24-hours a day, 7-days a week. We began broadcasting our network programming on January 5, 1998, producing 19 hours of live and first-run celebrity-based news/talk, sports and information programming each weekday and 20 hours of such programming each weekend. With 15 Company-owned and/or operated stations and 33 affiliated stations, our network reaches approximately 80% of the U.S. Hispanic population. The Company-operated stations are located in 13 of the top 20 U.S. markets in terms of Spanish-language media spending. The markets in which we maintain stations collectively account for approximately 65% of the total U.S. Hispanic population.

     In July 1998, we effected a holding company reorganization (the "Reorganization"). In the Reorganization, we became a wholly owned subsidiary of Radio Unica Communications Corp. ("RUCC") and the Company's stockholders received shares of RUCC common stock and RUCC Series A Cumulative Redeemable Preferred Stock bearing identical rights and preferences to the Company's common stock and Series A Cumulative Redeemable Preferred Stock ("Company Preferred Stock") previously held by such stockholders. Upon consummation of the Reorganization, each option to purchase common stock of the Company was converted into an option to purchase RUCC common stock, exercisable upon the same terms and conditions as they were under the Company's stock option plan, and the Company's stock option plan was cancelled.

     On October 19, 1999, RUCC completed an initial public offering ("IPO") of 6,840,000 shares of its common stock at an IPO price of $16.00 per share. RUCC received net proceeds from the IPO of approximately $99.4 million on October 22, 1999. The net proceeds from the IPO were and will be used to repay the indebtedness under the revolving credit facility, to acquire radio stations, upgrade existing stations and for general corporate purposes.

     Our uniform delivery of national programming to our stations 24 hours a day differentiates us from other Spanish-language radio groups. Importantly, our nationwide distribution allows us to produce high quality programming and spread the cost of that programming over our large base of stations. Our network offers advertisers the only Hispanic radio platform capable of delivering a consistent and controlled message to a national audience. Additionally, our network allows national advertisers to reach a large portion of the Hispanic population more effectively and at a lower cost than would be the case if they had to purchase advertising separately in each market.

    We believe that our high quality, original programming gives us a competitive advantage over other Spanish-language radio broadcasters in marketing to the Hispanic audience. Popular Hispanic television personalities host our programs and their broad appeal extends beyond any particular Hispanic cultural or geographical boundaries. These national personalities include Pedro Sevcec, Dr. Isabel Gomez-Bassols, Jorge Ramos, Ricardo Brown, Ana Patricia Condiani, Charytin, Hugo Cadelago and Mauricio Zeilic. We also air segments featuring Cristina, the most popular Hispanic talk show host in the U.S., and Maria Elena Salinas, the most recognized Hispanic female news anchor. Our programming includes contemporary talk, entertainment and information programs, news programs, hourly local and national newscasts, sports talk programs, sports broadcasting, and other programming relevant to our national Hispanic audience.

     Many of our radio programs are fully-interactive talk shows that allow listeners nationwide to call in as active participants in the on-air dialogue. These programs continue to grow in popularity, as demonstrated by an increase in call volume from 5,000 weekday telephone calls in early 1998 to over 25,000 calls today.

    Live sporting events are an integral part of Radio Unica's network programming, and we have acquired the broadcast rights in the United States to numerous marquee sporting events. We have acquired the exclusive Spanish-language radio rights for several of the most popular sporting events among Hispanics, Copa America 1999, 2001 and 2003, Copa Oro 2000, 2002, 2004 and 2006, the Summer Olympics in 2000 and 2004, the World Cup 2002 qualifying matches, the NBA Finals in 1999 and 2000, Mexican National Team and Mexican soccer league games. In addition to being an important part of our programming, major sporting events are an important means of attracting first-time listeners. To capture these first-time listeners, we sponsor major promotional events in conjunction with our sports programming which serve to solidify listener loyalty and raise awareness of the Radio Unica network.

THE HISPANIC MARKET OPPORTUNITY

    We believe that Spanish-language radio targeting the Hispanic market will continue to benefit from the following:

     STRONG PROJECTED GROWTH AND GEOGRAPHIC CONCENTRATION OF THE HISPANIC POPULATION. Hispanics represent the most rapidly growing segment of the U.S. population. From 1989 to 1998, the Hispanic population increased from 23.7 million to 33.9 million, a 43% increase. The strong growth of the Hispanic population is expected to continue, increasing approximately 50% by 2010, five times the growth rate of the U.S. population as a whole. Additionally, the Hispanic population is highly concentrated, with approximately 60% of all Hispanics located in the top ten Hispanic markets. This concentration allows us to cost effectively reach the majority of Hispanics through our existing network platform.

     USE OF SPANISH AMONG HISPANICS. Spanish is the language spoken at home by the majority of Hispanics, regardless of income or education. The number of Hispanics who speak Spanish at home is expected to increase substantially from over 21 million today. We believe that the continued use of Spanish among Hispanics indicates that Spanish-language media has been and will continue to be an important source of news, sports, information, advice and entertainment for Hispanics.

     ATTRACTIVE PROFILE OF HISPANIC CONSUMERS. The demographic profile of the Hispanic audience makes it attractive to advertisers. We believe the larger size (3.6 persons per household compared to the general public's average of 2.6 persons per household) and younger age of Hispanic households leads Hispanics to spend more per household on many categories of consumer goods and services. For example, Hispanic households spend more each year on food to be eaten at home, children's clothing, footwear, phone services, and laundry and household cleaning products than the average U.S. household.

     INCREASING HISPANIC BUYING POWER. The Hispanic population will spend an estimated $421 billion in 1999 on consumer goods and services, an increase of 98% since 1990. Hispanics are expected to spend $965 billion by 2010, an increase of 129%. This increase is five times the expected growth rate in expenditures by all consumers in the United States.

     GROWING USE OF SPANISH-LANGUAGE MEDIA BY ADVERTISERS. Expenditures on advertising to Hispanics grew from $730 million in 1992 to $1.9 billion in 1999, a compound annual growth rate of 15%. Although Hispanic consumers represent approximately 7% of U.S. consumer spending, advertising targeting Hispanics represents only 1% of total advertising expenditures. We believe that the lack of Spanish-language media outlets relative to the size of the Hispanic population has historically caused the differential between Hispanic consumer spending and Spanish-language advertising expenditures. For example, in the radio segment, there are approximately 474 Spanish-language commercial stations, which constitute only 4.6% of all commercial radio stations in the United States, although the Hispanic population comprises approximately 11% of the United States population. With the increasing media access to this population, we believe advertising expenditures will move closer towards parity with Hispanic consumer spending. We also believe that advertisers who re-direct a portion of their English-language budgets to Spanish-language media are able to increase overall audience reach without incurring additional cost. Furthermore, we believe that advertisers have found Spanish-language radio advertising to be a particularly effective means to reach the growing Hispanic audience. As a result, approximately 27% of Hispanic advertising expenditures in 1999 were directed to radio, a substantially higher percentage than radio's overall share of national advertising expenditures.

OUR BUSINESS STRATEGY

    Our strategy is to provide a leading national Spanish-language broadcast network comparable to the Univision and Telemundo television networks. To this end, we have employed the following business strategy:

     CREATE POPULAR, NATIONAL, HIGH-IMPACT PROGRAMMING. Radio Unica's programming is differentiated from other radio groups by its focus on topics and issues relevant to today's Hispanic audience, its strong line-up of top Hispanic personalities and its national reach. Radio Unica takes advantage of its management's established relationships with talent, built over numerous years of industry experience, to secure top personalities and to create high-impact programming. In addition, management draws upon its expertise and established track record of having created some of the most well-received Spanish-language television programs, including SABADO GIGANTE and CRISTINA. We believe that our access to talent and the programming expertise of our senior management will continue to serve as a strong competitive advantage in attracting advertisers and listeners.

     FOSTER STRONG BRAND IDENTITY. We continue to build a strong brand identity for our radio stations and network by promoting the Radio Unica name on-air, using music that listeners associate with our radio stations and programs and by engaging in a wide array of marketing and promotional activities. Our marketing strategy includes personal appearances by on-air personalities, promotional tie-ins with sporting events covered on our network and advertising on Spanish-language television and billboards and in Spanish-language print media. We believe a strong brand identity will allow us to retain and increase our listening audience, continue to grow our advertiser base, and attract and retain top talent.

     FOCUS ON THE NEWS/TALK RADIO FORMAT. We will continue to focus on the news/talk radio format which has broad listener appeal. News/talk programming typically allows twice as many minutes of commercials per hour as music-based formats. As a result, the news/talk format permits stations to capture a larger share of advertising revenue relative to audience share. We believe that a news/talk format is a more effective advertising medium than a music based format, since the audience is actively listening and more attentive to the programming. The news/talk format also enables on-air personalities to mention the names of their station, program and network more frequently, which promotes a high degree of name recognition and listener loyalty leading to higher ratings and higher advertising revenue.

     SELL ADVERTISING TO THE TOP 50 SPANISH-LANGUAGE ADVERTISERS. Our sales strategy is to target the top 50 national Spanish-language advertisers who collectively purchase the majority of Spanish-language network and national advertising in the United States. We employ 15 in-house national sales people in ten sales offices nationwide, as well as 90 local sales people situated throughout the markets where we own and/or operate stations. Our large, in-house sales force allows us to maintain better control and accountability over the sales process. We also believe that our sales force is important in maintaining relationships with key advertisers and agencies and identifying new advertisers. The combination of our commitment to pursue the largest Spanish-language advertisers and our captive sales force has enabled us to secure many premier national advertisers, including Procter & Gamble, Sears, Walmart, Chevrolet, American Airlines, Honda, Americatel, Corona and Moneygram.

     MAINTAIN MODERN TECHNOLOGY AND REDUCE OPERATING COSTS. We operate technologically advanced and automated nationwide production and delivery systems which provide live programming via satellite to our owned and/or operated and affiliate stations. At our modern production studios in Miami, we produce substantially all of our radio programs, commercials and promotional recordings. We deliver this programming to stations 24 hours a day via satellite and our computer-based wide-area network. By employing modern technology and producing and coordinating our programming from a centralized location, we are able to operate with minimal staffing at our stations, thereby reducing operating costs and increasing both quality of delivery and efficiency. For example, our network is capable of simultaneously broadcasting different versions of commercials in different regions which allows our advertisers flexibility in targeting their messages.

OUR EXPANSION STRATEGY

     MAXIMIZE NETWORK REACH THROUGH OWNED/OPERATED AND AFFILIATE STATIONS. We currently own and/or operate radio stations in the top ten Hispanic markets and in three other U.S. markets. Our owned and operated stations reach markets where almost 60% of the Hispanic audience resides and our network (including affiliates) reaches markets where approximately 80% of the Hispanic audience resides. We seek to enter into agreements with affiliate stations in smaller, less concentrated Hispanic markets so as to broaden the reach of our network and increase its appeal to national advertisers while reducing the amount of capital required to do so. We will continue to acquire stations which help achieve our goal of owning stations in the largest, most concentrated Hispanic markets while maintaining affiliates in other markets.

     PURSUE STRATEGIC INFRASTRUCTURE UPGRADES. We continue to pursue signal and other operational upgrades at our existing stations that will allow us to enhance our market coverage. We are currently pursuing upgrades at our radio stations in New York, Miami and Dallas. By expanding our market coverage at existing and acquired stations, we believe we can further increase the Radio Unica audience and enhance the value of our radio stations.

INTERNET STRATEGY

     We are seeking to exchange our radio programming, promotional capabilities and celebrity and sports based content for equity ownership in a Spanish-language Internet portal. We intend to use audio streaming technology to broadcast our network programming through this Web portal and thereby further increase the reach of our radio network. In addition, such a Web site would contain information and resources for the Hispanic community, links to Web pages relating to Radio Unica's programs and celebrities, links to other entertainment related sites, the ability to purchase merchandise on-line and the opportunity to interact with other Hispanics worldwide. Aligning ourselves with such a company will provide Radio Unica with a larger base over which to amortize the costs of our programming, enhance our name recognition, and create significant opportunities to cross-sell and cross-promote our radio and Internet properties. For example, we intend to promote our Web site on the air, jointly advertise our radio and Internet properties in Spanish-language television, billboard and print media campaigns and jointly sponsor promotional events. We believe that with the combination of Radio Unica's existing content, other well-known Latin celebrities and our promotional capabilities, we will be able to attract a large number of visitors to such a Web site and create an attractive and successful Internet enterprise.

PROGRAMMING

    Radio Unica's network programming is broadcast 24 hours a day, seven days a week and is designed to appeal to the general Hispanic audience, including Hispanics located in different geographic regions of the United States and from varying cultural backgrounds. The news/talk radio format is a proven format used by several major networks, including ABC Radio Networks, Westwood One and Premiere Radio Networks. The share of the audience listening to stations with this format has increased over the last several years and news/talk is currently the most listened to format in the United States.

    Radio Unica currently produces 19 hours per day of live and first-run programming, Monday through Friday, at our network production studios in Miami. Our daily schedule features programs hosted by celebrities, many of whom also host or appear on popular shows on the Univision and Telemundo networks. These on-air personalities create radio shows exclusively for Radio Unica. Cristina and Maria Elena Salinas also host daily segments on the network.

Our programming includes:

         MUY TEMPRANO. Hosted by Ricardo Brown and Ana Patricia Candiani this three hour show focuses on a variety of issues, introducing various thought-provoking topics, and allowing for plenty of listener participation. Ricardo Brown is one of the most experienced Hispanic journalists in the country with more than 25 years in English and Spanish media. Prior to joining Radio Unica, Brown was Chief Correspondent at CBS TeleNoticias and was seen on Telemundo several times a week. Ana Patricia Candiani is also a news anchor for Telemundo, CBS TeleNoticias, and anchor and writer for TeleNoticias' entertainment program "Mas Vida". Prior to arriving in the U.S., Candiani launched her career in media at Grupo Acir and Radio Nuevo Leon in Monterrey, Mexico.

     SEVCEC EN VIVO. Hosted by Pedro Sevcec, this three-hour talk show is devoted to in-depth coverage of the top news stories of the day, other issues of importance to the Hispanic population and interviews with prominent figures, Pedro Sevcec was a senior reporter for Telemundo's popular TV news magazine, OCURRIO ASI, hosted his own talk show called SEVCEC and is currently the Telemundo Network evening news anchor.

     DRA. ISABEL. This advice program hosted by Dr. Isabel Gomez-Bassols focuses on such topics as family issues and personal relationships. Dr. Isabel Gomez-Bassols is a noted psychologist and educator and makes frequent appearances on such popular television shows as CRISTINA, SEVCEC and MIAMI AHORA.

     CHARYTIN. Charytin is a well-known singer and performer who has frequently appeared on Univision's and Telemundo's programs. This one-hour program hosted by Charytin discusses novelas (i.e., Spanish-language soap operas) and the lives of soap opera stars.

     INMIGRACION . . . PREGUNTAS Y RESPUESTAS. This program, hosted by Fulvia Peimbert, focuses on the rules of the U.S. immigration system. This program features lawyers and immigration experts as guests.

EL GORDO Y EDUARDO, hosted by funnyman "El Gordo de Oro" Hugo Cadelago and comedic actor Eduardo Ibarrola features two hours of non-stop humor, commentaries, horoscopes, and focus on interactive audience participation. Hugo Cadelago, better known to Hispanic audiences as "El Gordo", has more than 20 years experience in both English and Spanish-language radio. Prior to joining Radio Unica, Cadelago was the top rated Los Angeles afternoon radio host. Eduardo Ibarrola, is a well known radio and television personality. Ibarrola has starred as a comedic actor in various highly rated Hispanic soap operas.

     UNICA EN DEPORTES. This sports talk show hosted by Jorge Ramos features sports, talk, news and interviews appealing to Hispanic audiences. Jorge Ramos has served as sports anchor for Telemundo since 1994 and in his career has broadcast four World Cups. Joining Jorge is an experienced, well known team of sports personalities

     SPORTING EVENTS. During our major sporting events, we broadcast live, play-by-play coverage and daily programs and interviews with players and participants. We have obtained the exclusive United States Spanish-language radio broadcasting rights for a number of popular sporting events including the following:

     SUMMER OLYMPICS 2000, 2004 AND 2008. Radio Unica has acquired the Spanish-language radio broadcast rights in the United States for the 2000 and 2004 Summer Olympics and has a right of first refusal for the 2008 games. The Olympic games are the highest profile sporting event in the world. Radio Unica's broadcasts will highlight soccer, boxing and other events and athletes that interest Hispanics. We will also utilize the universal awareness of the Olympics to continue to promote our brand and attract new listeners.

     COPA AMERICA 1999, 2001 AND 2003. Copa America is the most popular international soccer event for Hispanics after the World Cup and is held every other year. This event is the oldest international soccer tournament and is a forum for Latin Americans to listen to their teams compete against neighboring countries. With South America and Mexico participating, this event offers the soccer fan the opportunity to listen to some of the best soccer stars playing for their national teams.

     COPA ORO 2000, 2002, 2004 AND 2006. Copa Oro tournaments are held in the alternate years from Copa America. Similar to Copa America, Copa Oro is an international soccer event with countries in North and Central America participating.

     WORLD CUP 2002 QUALIFYING MATCHES. The World Cup is the most popular soccer event in the world. These matches are of interest to the Hispanic audience since they pit Latin American countries against each other in the qualifying rounds in their quest for a World Cup trophy.

     MEXICAN SOCCER. Radio Unica has the U.S. Spanish-language radio rights to some of the most popular Mexican soccer league team games and the Mexican national team games.

     NBA FINALS 2000. Radio Unica has the rights to broadcast the 2000 NBA Finals and the 2000 All Star Game.

ADVERTISING REVENUE

     Substantially all of our revenue is generated from the sale of network, national and local advertising on our radio stations. The classes of advertising are described in the following table:

                          CLASSES OF RADIO ADVERTISING


------------------------------------------------------------ ------------------------------------------------------

Network..................................................... Represents commercial air time sold directly by a network to a national advertiser to be aired
                                                             during "network" programming. This unique type of
                                                             advertising is sold by a "networked" group of
                                                             stations airing uniform programming simultaneously
                                                             over a significant portion of the United States.
                                                             English language networks with capabilities
                                                             similar to Radio Unica include ABC Radio Networks,
                                                             Westwood One and Premiere Radio Networks. Radio
                                                             Unica sells this advertising time through its own
                                                             national sales force.

------------------------------------------------------------ ------------------------------------------------------



------------------------------------------------------------ ------------------------------------------------------
National Spot............................................... Represents commercial air time sold to a national advertiser within a specific local market. Most
                                                             radio stations and station groups sell this time
                                                             through third party independent representatives.
                                                             Radio Unica sells this advertising time through
                                                             its own national sales force.
------------------------------------------------------------ ------------------------------------------------------
Local Spot.................................................  Represents commercial air time sold to an in-market advertiser or advertising agency. Local
                                                             advertisers consist primarily of local merchants
                                                             and service providers. Radio Unica sells this time
                                                             generally through its station's local sales staff.
------------------------------------------------------------ ------------------------------------------------------





     Sales of network and national advertising are made by our in-house national sales force located in ten regional sales offices. Sales of local advertising are made by our sales staffs located at each of our stations. We do not use third party national representatives or "rep" firms. As a result, we have more control over and greater accountability from our sales force. We also believe that our sales force is important in maintaining relationships with key advertisers and agencies and identifying new advertisers. We do not pass along any of our network advertising revenue or pay cash compensation to our affiliates.

     Advertising rates charged by a radio station or network are based primarily on the station's or network's ability to attract listeners and on the attractiveness to advertisers of the station's or the network's listener demographics. Rates vary depending upon a program's ability to increase sales and popularity among an advertiser's target audience, the number of advertisers seeking similar time slots, and the availability of alternative media in the market. Radio advertising rates are generally highest during the morning and afternoon drive-time hours.

RADIO UNICA NETWORK

     Radio Unica's 15 owned and/or operated AM stations in 13 markets and 33 affiliate stations comprise a network that reaches approximately 80% of the Hispanic population. We are the only national radio network available to advertisers targeting the fast growing Hispanic market. We are one of only three national Hispanic advertising platforms in the U.S., the other two consisting of the Univision and Telemundo television networks. Radio Unica's network is differentiated from other Spanish-language radio broadcasters by its ability to deliver uniform programming to the national Hispanic audience over a 24 hour period. We believe that advertisers prefer this delivery as it allows them to reach a national audience in a consistent and controlled manner. With one contract, advertisers can reach a large portion of the Hispanic population at a cost lower than if they had to purchase advertising separately in each market. Radio Unica offers advertisers the opportunity to associate their advertising message with a particular program that will consistently be aired at a specific time. No other Spanish-language broadcasters have this capability on a national level.

     ADVANTAGES TO RADIO UNICA. Although our owned and/or operated stations reach markets where approximately 65% of Hispanics reside, through our affiliates we are able to increase our reach to approximately 80%. Our 33 affiliates have allowed us to cost-effectively enter an additional 28 markets and expand our reach and appeal to advertisers. Affiliates allow us to enter a market without the capital expenditures that would be required in buying or building a station. Many of our affiliates have branded themselves as Radio Unica stations which helps build brand awareness and listener loyalty. Additionally, the network enables us to share the cost of programming over a larger base. We believe that this sharing of expenses allows us to invest a larger amount in programming compared to our competitors.

     ADVANTAGES TO AFFILIATES. Affiliate stations benefit by gaining access to Radio Unica's high-impact programming, including programs hosted by some of the most popular Hispanic personalities and live sporting events, which would be prohibitively expensive to create or purchase on their own. In addition, affiliates benefit from our national advertising campaigns and promotional materials. Affiliates also have access to our sales, marketing and operating managerial expertise.

RADIO STATIONS

    The following table sets forth certain information concerning the stations owned and/or operated by the Company and their respective markets:



                                                                   Hispanic        Hispanic          Hispanic
   Rank by                                    Company-           Population in    Population       Population
  Hispanic                                    owned or             Market          as a % of          as a % of
 Population               Market                LMA             (in thousands)    Total Market      U.S. Hispanics
                     Served/Station
--------------    -----------------------    -------------       -------------    ------------     --------------
      1           Los Angeles
                     KBLA (AM)                  Owned               6,928            40.6%             20.4%
      2           New York
                     WWRU (AM)                  Owned               3,776            18.5%             11.1%
                     WJDM (AM)                  Owned
      3           Miami
                     WNMA (AM)                  Owned               1,522            38.8%              4.5%
                     WAFN (AM)                  Owned
      4           San Francisco/San Jose
                     KIQI (AM)                  Owned               1,424            20.1%              4.2%
      5           Chicago
                     WNTD (AM)                  Owned               1,354            14.2%              4.0%
      6           Houston
                     KXYZ (AM)                  Owned               1,312            25.3%              3.9%
      7           San Antonio
                     KZDC (AM)                LMA/Option            1,167            55.0%              3.5%
      8           Dallas/Ft. Worth
                      KAHZ (AM)                 Owned                 928            15.7%              2.7%
      9           McAllen/Brownsville
                      KVJY (AM)                 Owned*                874            89.5%              2.6%
     10           San Diego
                      KURS (AM)              LMA/Option               803            27.3%              2.4%
     11           Phoenix
                       KIDR (AM)                Owned                 783            20.4%              2.3%
     12           Fresno
                       KFRE (AM)                Owned*                737            44.3%              2.2%
     16           Denver
                      KCUV (AM)                 Owned                 447            13.4%              1.3%
                                                                 -------------                     --------------
                  Totals                                           22,055                              65.1%
                                                                 =============                     ==============

*Pending FCC approval

OWNED STATIONS

    LOS ANGELES. Radio Unica's radio station KBLA (AM), broadcasting on 1580 kHz, serves the Los Angeles market, which has a population of approximately 17.1 million, of which approximately 6.9 million or 40.6% are Hispanic. Spanish-language radio advertising spending in the market was approximately $125 million in 1999. In July 1998, Radio Unica acquired substantially all of the assets used in the operation of KBLA for a purchase price of approximately $21 million. The purchase of KBLA was financed primarily through the proceeds from our senior discount notes. KBLA is licensed at 50,000 watts during the daytime. KBLA's transmitter site is located in Los Angeles and enables this station to reach substantially all of the Los Angeles market.

    NEW YORK. Radio Unica's radio station WWRU (AM), broadcasting on 1660 kHz in the expanded band, serves the New York City market. The New York City market has a population of approximately 20.4 million, of which approximately 3.8 million or 18.5% are Hispanic. In 1999, Spanish-language radio advertising spending in the market was approximately $60 million. In January 1999, Radio Unica acquired WWRU, along with WJDM, KAHZ, Dallas/Fort Worth, and KIDR, Phoenix for a purchase price of approximately $30 million. The purchase of WWRU and WJDM, KAHZ and KIDR were financed primarily through the proceeds from our senior discount notes. WWRU is licensed at 10,000 watts during the daytime. WWRU's transmitter is located in Carlstadt, New Jersey and enables this station to reach substantially all of the New York City market during the day. We have received Federal Communication Commission ("FCC") approval to upgrade our night signal in New York City which will provide us with significantly improved market coverage at night.

    In connection with the acquisition of WWRU, Radio Unica also acquired substantially all the assets used in the operation of WJDM(AM), broadcasting on 1530 kHz. WJDM is licensed at 1,000 watts during the daytime. Broadcast time on this station has been sold to a third party through May 30, 2001. WJDM's transmitter is located in Elizabeth, New Jersey. Based on current FCC guidelines, the license of either WWRU or WJDM must be relinquished by the Company five years after the FCC grants a license for WWRU. The Company currently operates WWRU pursuant to special temporary authority (STA) pending the submission by the Company of an application for license to cover its outstanding construction permit. The STA is scheduled to expire July 13, 2000. The Company's construction permit, which was modified in 1999 to authorize improvement of WWRU's nighttime operations, expires on March 12, 2001. The Company is confident that the FCC will extend the STA so that the Company can complete construction of the new nighttime facilities and file a license application by March 12, 2001. The Company cannot predict when the FCC will grant the license application once it is filed.


    MIAMI. Radio Unica's radio station WNMA(AM), broadcasting on 1210 kHz, serves the Miami market. This market has a population of approximately 3.9 million, of which approximately 1.5 million or 38.8% are Hispanic. In 1999, Spanish-language radio advertising spending in the market was approximately $67 million. In May 1998, Radio Unica acquired WNMA for approximately $9 million. The purchase of WNMA was financed primarily through the proceeds from the issuance of preferred stock as well as the issuance of notes payable to one of our stockholders, Warburg, Pincus Ventures. WNMA is licensed at 25,000 watts during the daytime. WNMA's transmitter site is located in Miami Springs, Florida and enables this station to reach substantially all of the Miami market. We are currently pursuing a signal upgrade beyond the Miami market to another county which will increase our coverage of South Florida's Hispanic population by approximately 10%.

    In connection with the acquisition of WNMA, the Company acquired WAFN (AM), broadcasting on 1700 kHz. Broadcast time on this station has been sold to a third party. Based on current FCC guidelines, Radio Unica must relinquish the license of either WNMA or WAFN by May 13, 2003.

     SAN FRANCISCO/SAN JOSE. Radio Unica's station KIQI(AM), broadcasting on 1010 kHz, serves the San Francisco/San Jose market. This market has a population of approximately 7.1 million, of which approximately 1.4 million or 20.1% are Hispanic. In 1999, Spanish-language radio advertising spending in the market was approximately $20 million. In April 1998, Radio Unica acquired Oro Spanish Broadcasting, Inc., the parent of the licensee of KIQI, for approximately $12 million. The purchase of KIQI was financed primarily through the proceeds from the issuance of preferred stock, the issuance of notes payable to the former owners of KIQI and the issuance of notes payable to one of our stockholders, Warburg, Pincus Ventures. Prior to the acquisition, Oro Spanish Broadcasting, Inc operated the station for approximately 17 years with a Spanish-language format. KIQI is licensed at 10,000 watts during the daytime. KIQI's transmitter is located in Oakland, California and enables this station to reach substantially all of the San Francisco/San Jose market during the day.

     CHICAGO. Radio Unica's radio station WNTD(AM), broadcasting on 950 kHz, serves the Chicago market. This market has a population of approximately 9.5 million, of which approximately 1.4 million or 14.2% are Hispanic. In 1999, Spanish-language radio advertising spending in the market was approximately $30 million. In May 1999, Radio Unica acquired WNTD for approximately $16.75 million. The purchase of WNTD was financed through the proceeds from our senior discount notes as well as proceeds from borrowings under our credit facility. WNTD is licensed at 1,000 watts during the daytime. WNTD's transmitter is located in Chicago, Illinois and enables this station to reach substantially all of the Chicago market.

     HOUSTON. Radio Unica's station KXYZ(AM), broadcasting on 1320 kHz, serves the Houston market. This market has a population of approximately 5.2 million, of which approximately 1.4 million or 25.3% are Hispanic. In 1999, Spanish-language radio advertising spending in the market was approximately $41 million. In March 1998, Radio Unica acquired an 80% economic interest in KXYZ and acquired the remaining interest in September 1998 for a total of approximately $6.4 million. The purchase of KXYZ was financed primarily through the proceeds from our senior discount notes. Prior to the acquisition, the station was operated for approximately 13 years with a Spanish-language format. KXYZ is licensed at 5,000 watts during the daytime. KXYZ's transmitter is located in Pasadena, Texas and enables this station to reach substantially all of the Houston market.

     DALLAS/FORT WORTH. Radio Unica's station KAHZ(AM), broadcasting on 1360 kHz, serves the Dallas/Fort Worth market. This market has a population of approximately 5.9 million, of which approximately 928,000 or 15.7% are Hispanic. In 1999, Spanish-language radio advertising spending in the market was approximately $15 million. KAHZ is licensed at 5,000 watts during the daytime. KAHZ's transmitter is located in Fort Worth, Texas and enables this station to reach a significant portion of the Dallas/Forth Worth market. We are considering various opportunities to improve both our day and night signals. The upgrade in Dallas will increase day time population coverage by 23% and will expand the night time signal reach from Fort Worth to Dallas.

     PHOENIX. Radio Unica's station KIDR(AM), broadcasting on 740 kHz, serves the Phoenix market. This market has a population of approximately 3.8 million, of which approximately 783,000 or 20.4% are Hispanic. We estimate that in 1999 Spanish-language radio advertising spending in the market was approximately $6.0 million. KIDR is licensed at 1,000 watts during the daytime. KIDR's transmitter is located in Phoenix, Arizona and enables this station to reach substantially all of the Phoenix market.

     DENVER. Radio Unica's station KCUV(AM) broadcasting on 1150 kHz, serves the Denver market. This market has a population of approximately 3.3 million, of which approximately 448,000 or 13.4% are Hispanic. We estimate that in 1999, Spanish-language radio advertising spending in the market was approximately $6.0 million. In January 2000, Radio Unica acquired KCUV from Den-Mex LLC for approximately $2.8 million. The purchase of KCUV was financed through capital contributions from RUCC. During 1999, Radio Unica operated the station under an local marketing agreement with Den-Mex LLC. KCUV is licensed at 5,000 watts during the daytime. KCUV's transmitter is located in Englewood, Colorado and enables the station to reach substantially all of the Denver market.

     FRESNO. On December 23, 1999 the Company contracted to acquire substantially all the assets used in the operations of station KFRE (AM) broadcasting on 940 kHz in Fresno, California from Harry J. Pappas. The Company has paid $4.5 million in conjunction with this transaction. KFRE is licensed at 50,000 watts during the daytime. KFRE's transmitter is located in Fresno, California and enables the station to reach substantially all of the Fresno market. The transaction is expected to be finalized upon receipt of the FCC's approval.

     McALLEN/BROWNSVILLE. On February 11, 2000 the Company contracted to acquire substantially all the assets used in the operations of station KVJY (AM) broadcasting on 840 kHz in McAllen, Texas from El Pistolon Investments, L.P., for a cash purchase price of approximately $2.5 million. The Company funded a $500,000 escrow in conjunction with this transaction. KVJY's transmitter is located in Edinburg, Texas and enables the station to reach substantially all of the McAllen/Brownsville market. The transaction is expected to be finalized upon receipt of FCC approval.

LOCAL MARKETING AGREEMENTS (OPERATED STATIONS)

    The Company has entered into LMAs with respect to radio stations in San Antonio and San Diego. Pursuant to these LMAs, the Company operates, and supplies all programming for, these stations.

    SAN ANTONIO. The Company operates station KZDC (AM), broadcasting on 1250 kHz, in San Antonio pursuant to an LMA with Lotus. Spanish-language radio advertising spending in the market was approximately $23 million in 1999. The term of this LMA is through December 31, 2001 and the Company's annual LMA payment ranges from $225,000 in 1999 to $275,000 in 2001. The Company has an option to purchase the assets of KZDC. The option is exercisable from June 24, 2001 through September 30, 2001. KZDC is licensed at 5,000 watts during the daytime. KZDC's transmitter site is located in San Antonio, Texas and enables this station to reach substantially all of the San Antonio Market.

    SAN DIEGO. The Company operates station KURS (AM), broadcasting on 1040 kHz, in San Diego pursuant to an LMA with Quetzel Bilingual Comm., Inc. Spanish-language radio advertising spending in the market was approximately $8.0 million in 1999. The term of this LMA is through December 31, 2001 and the Company's annual LMA payment is $744,000. The Company has an option to purchase the assets of KURS. The option is exercisable at periodic intervals from September 1, 2000 through December 31, 2002. KURS is licensed at 390 watts during the daytime. KURS' transmitter site is located in Cutler, California and enables this station to reach substantially all of the San Diego Market.

AFFILIATE STATIONS

     Radio Unica has 33 affiliate radio stations. Under our arrangements with these stations, they are generally required to carry a minimum of eight hours per day of our network programming. Currently, our affiliates are substantially exceeding this minimum, broadcasting an average of 12 hours of our programming each weekday. Our arrangements typically provide that our programming will include a certain number of minutes per hour of network advertising to be sold by us. We do not pass along any of our network advertising revenue or pay cash compensation to our affiliates. We also provide our affiliates with marketing, sales and promotional support. The terms of these arrangements are generally one to two years, but may be terminated earlier for certain reasons. Some of these arrangements give us a right of first refusal to buy the station if the station owner offers to sell it.

COMPETITION

         Radio broadcasting is a highly competitive business. The financial success of each of our radio stations will depend, to a significant degree, upon our audience ratings, our share of the overall radio advertising revenue within each geographic market and the economic health of the market. In addition, our advertising revenue depends upon the desire of marketers to reach our audience demographic. Our radio stations compete for audience share and advertising revenue directly with other FM and AM radio stations and with other media within their respective markets, such as newspapers, broadcast and cable television, magazines, billboard advertising, transit advertising, and direct mail advertising. Some of these radio stations and networks also broadcast Spanish-language talk radio. Our primary competitors are Univision, Telemundo, Hispanic Broadcasting Corporation and Spanish Broadcasting System. Many of these entities are larger and have significantly greater resources than Radio Unica. Additionally, since we are in the early stages of our operations, our network has not yet been rated by Arbitron.

     If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. The audience ratings and advertising revenue of our individual stations are subject to change and any adverse change in a particular market could have a material adverse effect on our operations. There is no ranking of Spanish-language radio networks.

     The Telecommunications Act of 1996 facilitates the entry of other radio broadcasting companies into the markets in which we operate or may operate in the future, some of which may be larger and have more financial resources than Radio Unica. In addition, certain of our stations compete, and in the future other stations of Radio Unica may compete, with combinations of stations operated by a single operator. There can be no assurance that our radio stations will be able to develop, maintain or increase their current audience ratings and radio advertising revenue.

     In addition to the competition faced by our radio stations, we face competition from other providers of radio programs, including other radio groups that offer Spanish-language programming. Our network also competes with other radio networks and individual radio stations for the services of talk show personalities. Competition from existing and new radio networks may limit the growth and profitability of our network.

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

FEDERAL REGULATION OF RADIO BROADCASTING

     The ownership, operation and sale of radio stations are subject to regulation by the FCC. The FCC regulates radio broadcast stations under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the FCC:

     -    assigns frequency bands for broadcasting;

     - determines the particular frequencies, locations and power of stations;

     -    issues, renews, revokes and modifies station licenses;

     - determines whether to approve changes in ownership or control of station licenses;

     -    regulates equipment used by stations;

     - imposes regulations and takes other action to prevent harmful interference between stations;

     - adopts and implements regulations and policies that directly or indirectly affect the ownership, management, programming, operation and employment practices of stations; and

     - has the power to impose penalties for violations of its rules or the Communications Act.

     In February 1996, Congress enacted the Telecommunications Act of 1996 to amend the Communications Act. The Telecommunications Act, among other measures, directed the FCC to:

     -    eliminate the national radio ownership limits;

     - liberalize the local radio ownership limits as specified in the Telecommunications Act;

     -    issue broadcast licenses for periods of up to eight years; and

     - eliminate the opportunity for the filing of competing applications against broadcast license renewal applications.

     In the Balanced Budget Act of 1997, Congress authorized the FCC for the first time to conduct auctions for the awarding of construction permits for commercial radio and television stations. To settle already pending mutually exclusive applications without auctions, Congress directed the FCC to waive existing rules as necessary. The FCC has begun to implement these provisions. While Radio Unica is not a participant in any implementation proceeding, this recent action should result in the awarding of construction permits for additional radio stations, some of which might compete with Radio Unica's radio stations.

     LICENSE GRANTS AND RENEWALS. The Communications Act provides that a broadcast license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to limitations referred to below. In deciding whether to grant a license, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests in the licensee. Broadcast licenses are granted for specific periods of time and, upon application, are renewable for additional periods of time. The Telecommunications Act amended the Communications Act to provide that broadcast licenses be granted, and thereafter renewed, for successive terms of up to eight years each, if the FCC finds that the public interest, convenience, and necessity would be served thereby.

     Generally, the FCC renews broadcast licenses without a hearing. The Telecommunications Act requires the FCC to grant an application for renewal of a broadcast license if:

     -    the station has served the public interest, convenience and necessity;

     - there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and

     - there have been no other violations by the licensee of the Communications Act or the rules and regulations of the FCC which, taken together, would constitute a pattern of abuse.

     Accordingly, the FCC does not entertain competing applications against broadcast license renewal applications. The Telecommunications Act provides that if the FCC, after notice and an opportunity for a hearing, decides that the requirements for renewal have not been met and that no mitigating factors warrant lesser sanctions, it may deny a renewal application. Only after denying an application for renewal may the FCC accept applications by third parties to operate on the frequency of the former licensee. The Communications Act continues to authorize the filing of petitions to deny against the renewal of broadcast license applications during particular periods of time following the filing of renewal applications. Petitions to deny can be used by interested parties, including members of the public, to raise issues concerning the qualifications of the renewal applicant.

     There are no renewal applications currently pending for any of Radio Unica's broadcast licenses. Radio Unica does not anticipate any material difficulty in obtaining license renewals for full terms in the future, however, there can be no assurance that the licenses of each of our stations will be renewed or will be renewed without conditions or sanctions.

     The FCC or its staff may reconsider its renewal of an application during specified time periods on their own motion or by request of the petitioner, and the petitioner may also appeal within a certain period actions by the FCC to the U.S. Court of Appeals. If the FCC does not, on its own motion, or upon a request by an interested party for reconsideration or review, review a staff grant or its own action within the applicable time periods, and if no further reconsideration, review or appeals are sought within the applicable time periods, an action by the FCC or its staff becomes a "Final Order."

     LICENSE ASSIGNMENTS AND TRANSFERS OF CONTROL. The Communications Act prohibits the assignment of an FCC license or the transfer of control of a corporation holding such a license without the prior approval of the FCC. Applications to the FCC for such assignments or transfers are subject to petitions to deny by interested parties and must satisfy requirements similar to those for renewal and new station applications. Many transactions involving radio stations provide, as a waivable pre-condition to closing, that the FCC consent to the transaction has become a "Final Order."

     OWNERSHIP RULES. Rules of the FCC limit the number and location of broadcast stations in which one licensee may have an attributable interest. "Attributable interests" are discussed in greater detail below. The FCC, pursuant to the Telecommunications Act, eliminated the previously existing "national radio ownership rule." Consequently, there now is no limit imposed by the FCC on the number of radio stations one party may own nationally.

     The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable ownership interest. Under the Telecommunications Act, the FCC revised its rules to set the local radio ownership limits as follows:

     - in markets with 45 or more commercial radio stations, a party may own up to eight commercial radio stations, no more than five of which are in the same service (AM or FM);

     - in markets with 30-44 commercial radio stations, a party may own up to seven commercial radio stations, no more than four of which are in the same service;

     - in markets with 15-29 commercial radio stations, a party may own up to six commercial radio stations, no more than four of which are in the same service; and

     - in markets with 14 or fewer commercial radio stations, a party may own up to five commercial radio stations, no more than three of which are in the same service, provided that no party may own more than 50% of the commercial stations in the market.

     FCC cross-ownership rules also prohibit one party from having attributable interests in a radio station as well as in a local television station or daily newspaper in the same market, although such limits may be waived by the FCC. On August 5, 1999, the FCC adopted a new radio television cross-ownership rule, which became effective March 16, 1999, which permits common ownership of up to two television stations and up to six radio stations or one television station and seven radio stations in any market where at least 20 independently owned media voices remain in the market. A party will be permitted to own up to two television stations and up to four radio stations in any market where at least 10 voices remain after the combination is effected and to own up to two television stations and one radio station regardless of the number of voices in the market. Media voices include other radio stations, television stations, daily newspapers and cable systems. In addition, the FCC has a "cross interest" policy that may prohibit a party with an attributable interest in one station in a market from also holding either a "meaningful" non-attributable equity interest (e.g., non-voting stock, voting stock, limited partnership interests) or key management position in another station in the same market, or which may prohibit local stations from combining to build or acquire another local station. On August 5, 1999, the FCC adopted an order, which will be effective November 16 1999, repealing the cross-interest policy. The FCC is presently evaluating its radio/ newspaper rule. Radio Unica cannot predict whether the FCC will adopt any change in this rule.

     ATTRIBUTION RULES. All holders of attributable interests must comply with, or obtain waivers of, the FCC's multiple and cross-ownership rules. Under the current FCC rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have an attributable interest unless they own or have voting control over 10% or more of such stock. On August 5, 1999, the FCC revised its attribution rules, effective November 16, 1999, increasing the threshold for passive investors to 20 percent. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media entity. Currently, when a single shareholder holds a majority of the voting stock of a corporate licensee, the FCC considers other shareholders of the licensee, unless they are also officers or directors of the licensee, exempt from attribution. Holders of non-voting stock generally will not be attributed an interest in the issuing entity, and holders of debt and instruments such as warrants, convertible debentures, options, or other non-voting interests with rights to conversion to voting interests generally will not be attributed such an interest unless and until such conversion is effected.

     Under the newly revised attribution rules, if the holder of an otherwise nonattributable interest is either (1) a "major program supplier" or (2) a same-market media entity subject to the broadcast multiple ownership rules, its interest in a licensee or other media entity will be attributed if the total interest (aggregating both debt and equity) exceeds 33 percent of the total asset value of the licensee or media entity. A "major program supplier" is defined as any entity that provides more than 15 percent of a station's total weekly broadcast programming hours. This new "Equity/Debt Plus" rule became effective November 16, 1999.

     Under current FCC rules, any stockholder of Radio Unica with 5% or more of the outstanding votes (except for qualified institutional investors, for which the 20% threshold is applicable), will be considered to hold attributable interests in Radio Unica. Such holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross-ownership rules. Currently, none of the attributable stockholders, officers or directors of Radio Unica have any other media interests besides those of Radio Unica that implicate the FCC's multiple ownership limits except that affiliates of Warburg, Pincus Ventures hold interests in several daily newspapers none of which is published in communities served by Radio Unica stations.

     The FCC will consider a radio station providing programming and sales on another local radio station pursuant to a local marketing agreement to have an attributable ownership interest in the other station for purposes of the FCC's radio multiple ownership rules. In particular, a radio station is not permitted to enter into a local marketing agreement giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local radio station which it could not own under the FCC's local radio ownership rules. Under the new attribution rules, same-market local marketing agreements will also be subject to the FCC's prohibition against common ownership of a radio station and a local daily newspaper.

     ALIEN OWNERSHIP LIMITS. Under the Communications Act, broadcast licenses may not be granted, transferred or assigned to any corporation of which more than one-fifth of the capital stock is owned of record or voted by aliens, who consist of non-U.S. citizens or entities or their representatives or foreign governments or their representatives or by foreign corporations. Where the corporation owning the license is controlled by another corporation, the parent corporation cannot have more than one-fourth of its capital stock owned of record or voted by aliens, if the FCC finds it in the public interest to refuse or revoke the license. The FCC has issued interpretations of existing law under which these ownership restrictions in slightly modified form apply to other forms of business organizations, including general and limited partnerships. The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest.

     PROGRAMMING REQUIREMENTS. While the FCC has relaxed or eliminated many of its regulatory requirements related to programming and content, radio stations are still required to broadcast programming responsive to the problems, needs and interests of the stations' service areas and must comply with various rules promulgated under the Communications Act that regulate political broadcasts and advertisements, sponsorship identifications, indecent programming and other matters. Failure to observe these or other FCC rules can result in the imposition of monetary forfeitures, in the grant of a "short" (less than full term) license term or, where there have been serious or a pattern of violations, license revocation. Until last year, the FCC imposed equal employment opportunity rules on licensees. The U.S. Court of Appeals for the D.C. Circuit found that these requirements were unconstitutional. The FCC recently adopted new rules to address the concern of the U.S. Court of Appeals. The new rules will require the Company not to discriminate in hiring practices,to file certain employment reports annually and at other times, tocertify compliance with the rules, and to widely disseminate information regarding job openings.

     AGREEMENTS WITH OTHER BROADCASTERS. Over the past several years a significant number of broadcast licensees, including Radio Unica, have entered into cooperative agreements with other stations in their markets. One typical example is a local marketing agreement between two separately or co-owned stations, whereby the licensee of one station programs substantial portions or all of the broadcast day on the other licensee's station, subject to ultimate editorial and other controls being exercised by the latter licensee, and sells advertising time during such program segments for its own account. The FCC has held that local marketing agreements do not per se constitute a transfer of control and are not contrary to the Communications Act provided that the licensee of the station maintains ultimate responsibility for and control over of its broadcast station. As is the case with Radio Unica in certain circumstances the local marketing agreement is entered into in anticipation of the sale of the station, with the proposed acquirer providing programming for the station while the parties are awaiting the necessary regulatory approvals to the transaction.

     FCC rules also prohibit a radio licensee from simulcasting more than 25% of its programming on other radio stations in the same broadcast service (i.e., AM-AM), whether it owns both stations or operates one or both through a LMA, where such stations serve substantially the same geographic area as defined by the stations' principal community contours. One exception to the simulcast rule permits unlimited simulcasting on an expanded band AM station of the programming of a corresponding commonly owned non-expanded band AM station in the same market. Radio Unica formerly took advantage of the FCC's exception to the general rule for simulcasting on an expanded band station (WAFN) in order to simulcast in Miami.

     LOW POWER RADIO BROADCAST SERVICE. The FCC recently adopted a Notice of Proposed Rulemaking seeking public comment on a proposal to establish two classes of a low power radio service both of which would operate in the existing FM radio band: a primary class with a maximum operating power of 1 kW and a secondary class with a maximum power of 100 watts. These proposed low power radio stations would have limited service areas of 8.8 miles and 3.5 miles, respectively. The FCC also has sought public comment on the advisability of establishing a very low power secondary "microbroadcasting" service with a maximum power limit of one to ten watts. These "microradio" stations would have a service radius of only one to two miles. The service would target "niche markets" and be possibly supported by advertising revenue. Existing licensees, like Radio Unica, would be prohibited from owning or having a relationship with these new stations. Implementation of a low power radio service or microbroadcasting would provide an additional audio programming service that could compete with Radio Unica's stations for listeners, but the effect on Radio Unica cannot be predicted.

     PROPOSED REGULATORY CHANGES. The FCC has not yet formally implemented certain of the changes to its rules necessitated by the Telecommunications Act. Moreover, the Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly:

     - affect the operation, programming, technical requirements, ownership and profitability of Radio Unica and its radio broadcast stations;

     - result in the loss of audience share and advertising revenues of Radio Unica's radio broadcast stations;

     - affect the ability of Radio Unica to acquire additional radio broadcast stations or finance such acquisitions;

     - affect cooperative agreements and/or financing arrangements with other radio broadcast licensees; or

     - affect Radio Unica's competitive position in relationship to other advertising media in its markets.

    Such matters include, for example:

     -    changes to the license, authorization and renewal process;

     - proposals to revise the FCC's equal employment opportunity rules and other matters relating to minority and female involvement in broadcasting;

     - proposals to alter the benchmark or thresholds for attributing ownership interest in broadcast media;

     - proposals to change rules or policies relating to political broadcasting;

     - changes to technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis;

     - proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio;

     - changes in the FCC's cross-interest, multiple ownership, alien ownership and cross-ownership policies; and

     - proposals to limit the tax deductibility of advertising expenses by advertisers.

     Although Radio Unica believes the foregoing discussion is sufficient to provide the reader with a general understanding of all material aspects of FCC regulations that affect Radio Unica, it does not purport to be a complete summary of all provisions of the Communications Act or FCC rules and policies. Reference is made to the Communications Act, FCC rules, and the public notices and rulings of the FCC for further information.

EMPLOYEES

    As of December 31, 1999, the Company employed approximately 245 full-time employees. As of such date, none of the Company's employees were represented by unions. Management believes that its relations with its employees are good.

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


                    NAME                              AGE                           POSITION

---------------------------------------------     -------------      ---------------------------------------
Joaquin F. Blaya                                       54            Chairman of the Board and
                                                                        Chief Executive Officer

Jose C. Cancela                                        42            President and Director

Steven E. Dawson                                       36            Chief Financial Officer, Executive
                                                                        Vice President, Secretary
                                                                          and Director

Andrew C. Goldman                                      52            Executive Vice President, Business
                                                                        Affairs and Director

Blaine R. Decker                                       48            Executive Vice President,
                                                                       Network Sales

Omar Marchant                                          64            Vice President, Programming of
                                                                        Radio Unica Network, Inc.

Adrianna Grillet                                       46            Vice President, Affiliate Relations of
                                                                        Radio Unica Network, Inc.

Roy Pressman                                           46            Vice President, Engineering of
                                                                        Radio Unica Network, Inc.

John D. Santoleri                                      36            Director

Sidney Lapidus                                         62            Director


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

JOSE C. CANCELA. Mr. Cancela has been President of the Company since September 1998. He initially joined the Company in July 1998 serving as President, Network. From 1992 through 1998, Mr. Cancela served as Executive Vice President of Telemundo, responsible for the overall management of Telemundo's owned and operated television stations in Puerto Rico and Miami. From 1990 to 1992, Mr. Cancela was the Vice President of the Univision Southwest Station Group.

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

JOHN D. SANTOLERI. Mr. Santoleri has been a Director of the Company since August 1997. Mr. Santoleri is a Managing Director and a member of Warburg, Pincus & Company LLC ("Warburg") where he has been employed since 1989. Warburg is the managing entity of Warburg Pincus Ventures, L.P., the Company's controlling stockholder. Prior to joining Warburg, Pincus, he was a Vice President of The Harlan Company, a New York-based real estate consulting and investment banking boutique. Mr. Santoleri is a Director of Cephren, Inc., Inslogic, Inc., Radiowave.com, Seicky Networks, Inc., and Tradiant, Inc. He also serves on the board of directors of Children for Children Foundation and is a member of the stewardship committee of St. James' Church in Manhattan.

SIDNEY LAPIDUS. Mr. Lapidus, a Director of the Company since September 1998, is a Managing Director and a member of Warburg, where he has been employed since 1967. Mr. Lapidus is also a director of Caribiner International, Inc., Grubb & Ellis Company, Information Holdings Inc., Journal Register Company, Lennar Corp. and several private companies.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK

     The Company's Common Stock has not been registered under the Securities Act of 1933 (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not listed on any national securities exchange. There is no established public trading market for the Company's Common Stock. All of the Company's outstanding shares of common stock are owned by Radio Unica Communications Corp. The indenture relating to the Company's 11 3/4% Senior Discount Notes due 2006 and the Senior Secured Revolving Credit Facility have covenants restricting among other things, the payment of dividends. For the year ended December 31, 1999, the Company did not declare nor pay any dividends.

ITEM 6.     SELECTED FINANCIAL DATA

    The selected financial data set forth below as of and for the years ended December 31, 1999, 1998 and 1997 and as of December 31, 1996 and for the period from September 12, 1996 (inception) through December 31, 1996, have been derived from the consolidated financial statements of the Company, which were audited by Ernst & Young LLP, independent certified public accountants. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the notes thereto, appearing elsewhere in this annual report.

                                                                                                  FOR THE PERIOD FROM
                                                               FOR THE YEAR ENDED                  SEPTEMBER 12, 1996
                                                                  DECEMBER 31,                     (INCEPTION) THROUGH
                                             ----------------------------------------------------     DECEMBER 31,
                                                   1999                1998              1997            1996
                                             --------------       -------------     ------------- --------------------
STATEMENT OF OPERATIONS DATA:
Net revenue                                  $   16,217,180       $   8,218,043     $           -     $        -
Operating expenses
  Stock option compensation expense              19,591,106                   -                 -
  LMA termination fee                             2,000,000                   -                 -              -
  Other                                          35,955,075          28,196,739         1,802,816         40,000
                                             --------------       -------------     -------------     ----------
Loss from operations                            (41,329,001)        (19,978,696)       (1,802,816)       (40,000)
Interest expense, net                           (13,396,929)         (4,289,658)          (12,765)             -
Other                                               (20,719)            (14,867)                -              -
                                             --------------       -------------     -------------     ----------
Loss before income taxes                        (54,746,649)        (24,283,221)       (1,815,581)       (40,000)
Income tax (expense) benefit                       (311,989)          2,446,745                -              -
                                             --------------       -------------     -------------     ----------
Net loss                                        (55,058,638)        (21,836,476)       (1,815,581)       (40,000)
Accured dividends on preferred stock              3,149,390           2,850,608           119,490              -
                                             --------------       -------------     -------------     ----------
Net loss applicable to common shareholders   $  (58,208,028)      $ (24,687,084)    $  (1,935,071)    $  (40,000)
                                             ==============       =============     =============     ==========
OTHER FINANCIAL DATA:

Depreciation and amorization                 $    5,184,941       $   1,696,376     $           -     $        -
EBITDA(1)                                       (36,144,060)        (18,282,320)       (1,802,816)       (40,000)
EBITDA before one time charges(2)               (14,522,954)        (18,282,320)       (1,802,816)       (40,000)

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents                    $    2,396,044       $  38,894,144     $   1,126,862     $    5,000
Working capital                                   5,734,986          52,867,136         1,047,193          5,000
Total assets                                    126,259,410         123,505,573         6,678,088          5,000
Long-term debt                                  117,732,564         105,029,128                 -              -
Series A redeemable cummulative preferred
  stock                                                   -          38,266,437         5,316,990              -
Stockholders' (deficit) equity                  (23,459,938)        (26,303,393)       (1,922,571)         5,000

(1) EBITDA is defined as loss from operations plus depreciation and amortization.

(2) EBITDA before one time charges is defined as loss from operations plus depreciation and amorization, stock option compensation expense and LMA termination fee.

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

    As is true of other radio operators, the Company's performance is customarily measured by its earnings before net interest, taxes, depreciation and amortization ("EBITDA"). EBITDA is defined as operating income (loss) plus depreciation and amortization. EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles ("GAAP")), but because it is a widely accepted supplemental financial measure of a company's ability to service debt. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same fashion. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

     On October 19, 1999, the Company's parent, RUCC, completed an initial public offering ("IPO") of 6,840,000 shares of its commons stock at an IPO price of $16.00 per share. RUCC received net proceeds from the IPO of approximately $99.4 million on October 22, 1999. The net proceeds from the IPO were and will be used to repay the indebtedness under the revolving credit facility, to acquire radio stations, upgrade existing stations and for general corporate purposes.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 1999 COMPARED TO THE YEAR ENDED DECEMBER 31, 1998

    NET REVENUE. Net revenue increased by approximately $8.0 million or 98 % to approximately $16.2 million for the year ended December 31, 1999 from approximately $8.2 million for the year ended December 31, 1998. The increase in net revenue relates to an increase in the Company's customer base due to the strengthening of the Company's network and O&Os and the increased in the number of O&Os.

     OPERATING EXPENSES. Operating expenses increased by approximately $29.3 million or 104% to approximately $57.5 million for the year ended December 31, 1999 from approximately $28.2 million for the year ended December 31, 1998. The increase in operating expenses is due to a non-cash stock option compensation expense charge of approximately $19.6 million, a one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM, increased depreciation and amortization relating to the increase in the number of O&Os of approximately $3.5 million and increased costs associated with the increase in the number of O&Os.

    Direct operating expenses increased by approximately $1.9 million or 106% to approximately $3.7 million for the year ended December 31, 1999 from approximately $1.8 million for the year ended December 31, 1998. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion of those O&Os.

    Selling, general and administrative expenses increased by approximately $1.7 million or 17% to approximately $11.8 million for the year ended December 31, 1999 from approximately $10.1 million for the year ended December 31, 1998. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os.

    Network expenses increased by approximately $0.4 million or 3% to approximately $12.2 million for the year ended December 31, 1999 from approximately $11.8 million for the year ended December 31, 1998. The increase in network expenses is mainly due to the increased cost of network programming as well as increased network advertising.

    Corporate expenses increased by approximately $0.2 million or 7% to approximately $3.0 million for the year ended December 31, 1999 from approximately $2.8 million for the year ended December 31, 1998. The increase in corporate expenses is mainly due to increased costs of executive management, legal and professional fees and other costs.

     Depreciation and amortization increased by approximately $3.5 million or 206% to approximately $5.2 million for the year ended December 31, 1999 from approximately $1.7 million for the year ended December 31, 1998. The increase in depreciation and amortization is due to significant additions of fixed assets and intangible assets arising from the acquisition of O&Os.

    Stock option compensation expense relates to a non-cash charge of approximately $19.6 million relating to the vesting of variable options granted to employees of the Company to purchase approximately 1.3 million shares of the RUCC's common stock at exercise prices ranging from $.03 to $1.72 per share. These stock options vested on October 19, 1999, upon the completion of RUCC's IPO.

    OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $(9.1) million or 212% to approximately $(13.4) million for the year ended December 31, 1999 from approximately $(4.3) million for the year ended December 31, 1998. Other income (expense) for the year ended December 31, 1999 included interest income of approximately $0.7 million, and interest expense of approximately $14.1 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $1.8 million in interest income and $6.0 million in interest expense during the year ended December 31, 1998.

     INCOME TAX EXPENSE. The Company recorded an income tax expense in 1999 of approximately $0.3 million as compared to an income tax benefit of approximately $2.4 million for the year ended December 31, 1998. The expense results from the Company only being able to utilize a portion of its net operating tax loss carryforwards in the future to offset existing deferred tax liabilities.

     NET LOSS. Net loss increased by approximately $33.3 million or 153% to approximately $55.1 million for the year ended December 31, 1999 as compared to a loss of approximately $21.8 million for the year ended December 31, 1998. The increase in net loss is mainly the result of the non-cash stock option compensation expense charge of approximately $19.6 million, a one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM, increased costs associated with the operation of the Company's O&Os, the increase in depreciation and amortization resulting from the significant increase in the number of O&Os, and the increase in interest expense resulting from the senior discount notes and borrowing under the revolving credit facility

     EBITDA. EBITDA, less the non-cash charge relating to the stock option compensation expense of approximately $19.6 million and the one-time payment of $2.0 million to terminate the LMA agreement for Los Angeles radio station KVCA-AM increased by approximately $3.7 million or 20% to approximately $(14.6) million for the year ended December 31, 1999 as compared to approximately $(18.3) million for the year ended December 31, 1998. EBITDA decreased by approximately $17.8 million or 97% to approximately $(36.1) million for the year ended December 31, 1999 as compared to approximately $(18.3) million for the comparable period in the prior year. The decrease in EBITDA is mainly a result of the one-time charges mentioned above as well as increased costs associated with the operation of the Company's O&Os.

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

    Selling, general and administrative expenses of approximately $10.1 million related to the operations of the Company's O&Os, an increase of approximately $10.0 million over the year ended December 31, 1997. Selling, general and administrative expenses for the year ended December 31, 1997 primarily related to sales personnel hired for the Company's stations operated under LMAs.

    Network expenses of approximately $11.8 million related to the operations of the Company's network including engineering, programming, sales and administration, an increase of approximately $11 million over the year ended December 31, 1997. Network expenses for the year ended December 31, 1997 included costs related to developing and launching of the network including programming, sales, engineering and administration.

    Corporate expenses for the year ended December 31, 1998 of approximately $2.8 million related to the costs of executive management, legal and professional fees and other costs, an increase of approximately $1.8 million over the year ended December 31, 1997. Corporate expenses for the year ended December 31, 1997 included primarily executive management, legal and professional fees, promotional costs and travel expenses incurred during the development stage.

     Depreciation and amortization for the year ended December 31, 1998 of approximately $1.7 million related to the depreciation of the Company's fixed assets as well as the amortization of its intangibles. The Company placed a majority of its property and equipment as well as its broadcast licenses and other intangibles into service on or about December 31, 1997; therefore, there was no depreciation and amortization expense recorded for the year ended December 31, 1997.

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

     INCOME TAX BENEFIT. The Company recorded an income tax benefit in 1998 of approximately $2.4 million. The benefit results from the Company's ability to utilize a portion of its net operating tax loss carryforwards to offset existing deferred tax liabilities.

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

LIQUIDITY AND CAPITAL RESOURCES

    Due to the developmental nature of the Company, the Company has had negative cash flows since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the proceeds from RUCC's initial public offering, the issuance of the 11 3/4 % Senior Discount Notes due August 1, 2006 and the issuance of promissory notes, common stock and preferred stock to the Company's shareholders.

    The Company's primary sources of liquidity is the remaining proceeds from RUCC's initial public offering (see Note 1 to financial statements) and the Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility is a senior secured revolver with $20.0 million of available borrowings subject to certain conditions. At December 31, 1999 there were no amounts outstanding under the Senior Secured Revolving Credit Facility.

     Net cash used in operating activities decreased by approximately $2.0 million to approximately $19.7 million for year ended December 31, 1999 as compared to approximately $21.7 million for the years ended December 31, 1998. Net cash used in investing activities was approximately $40.7 million and $60.6 million for years ended December 31, 1999 and 1998, respectively. The decrease of $19.9 million from 1999 to 1998 is primarily due to fewer acquisitions that took place during 1999 as well as the release of funds held in escrow in connection with the acquisitions taking place during 1999. Net cash provided by financing activities was $23.9 million and $120.1 million for the years ended December 31, 1999 and 1998, respectively. Cash provided by financing activities for the year ended December 31, 1998 included the proceeds from the issuance of the Senior Discount Notes as well as the issuance of preferred and common stock partially offset by the repayment of notes payable to stockholders. Cash provided by financing activities in 1999 was primarily from advances received from RUCC.

     Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $3.8 million and $5.3 million for the years ended December 31, 1999 and 1998, respectively. The decrease in capital expenditures is primarily due to the significant capital expenditures made during 1998 related to the development of the Company's network and O&Os.

     The Company's primary source of liquidity will be the remaining proceeds from RUCC's initial public offering and the borrowing availability under its revolving credit facility. The revolving credit facility is a $20.0 million senior secured revolver subject to certain conditions. As of December 31, 1999 there were no amounts outstanding under the credit facility.

    The Company believes that its current cash position, the remaining proceeds from RUCC's initial public offering and the borrowing availability under the Revolving Credit Facility, will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until its business strategy provides the Company with sufficient operating cash flow. There can be no assurance that such business strategy will be successfully implemented or that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments. The failure to generate such sufficient cash flow or to achieve such alternatives could significantly adversely affect the market value of the Senior Discount Notes and the Company's ability to pay the principal of and interest on the Senior Discount Notes.

    The known impact on future operating results related to the Senior Discount Notes will be annual interest expense through August 1, 2006 as follows:

                                       YEAR ENDED DECEMBER 31,
                                            (IN MILLIONS)
                                            -------------
                        2000........      $  14.2     2004..........      $ 18.6
                        2001........         16.0     2005..........        18.6
                        2002........         17.9     2006..........        10.8
                        2003........         18.6

    Expected interest payments under the terms of the Senior Discount Notes are as follows:

                                YEAR ENDED DECEMBER 31,
                         --------------------------------------
                                             (IN MILLIONS)
                                         ----------------------
                         2003....          $       18.6
                         2004....                  18.6
                         2005....                  18.6
                         2006....                  10.8

    Amortization of deferred financing costs and intangibles resulting from the Senior Discount Notes and the acquisitions of radio stations will be approximately $3.7 million annually.

IMPACT OF YEAR 2000

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $10,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We may borrow up to $20 million under our credit facility. Amounts outstanding under the credit facility bear interest, at the Company's option, at the bank's prime rate plus 1.25% or LIBOR plus 2.50%. At December 31, 1999 there were no amounts outstanding under the credit facility.

 ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEX TO FINANCIAL STATEMENTS


                                                                                                 Page
                                                                                                Number
                                                                                               ----------
Report of Independent Certified Public Accountants                                                28

Consolidated Balance Sheets as of December 31, 1999 and 1998                                      29

Consolidated Statements of Operations for the Years Ended December 31, 1999,
   1998 and 1997                                                                                  30

Consolidated Statements of Changes in Series A Redeemable Cumulative Preferred
   Stock and Stockholders' Deficit                                                                31

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
   1998 and 1997                                                                                  32

Notes to Consolidated Financial Statements                                                        33


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Radio Unica Corp.

    We have audited the accompanying consolidated balance sheets of Radio Unica Corp. and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, changes in Series A redeemable cumulative preferred stock and stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index of Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio Unica Corp. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                          /s/ Ernst & Young LLP

Miami, Florida
February 22, 2000

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS

                                                            DECEMBER 31,
                                                   -----------------------------
ASSETS                                                   1999          1998
--------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                         $   2,396,044  $  38,894,144
 Restricted cash                                         305,000     12,600,000
 Accounts receivable, net of allowance for
  doubtful accounts of $255,242 and $116,031
  at December 31, 1999 and 1998, respectively          5,304,089      1,232,402
 Prepaid expenses and other current assets             1,935,991      5,012,001
                                                   -------------  -------------
Total current assets                                   9,941,124     57,738,547
 Property and equipment, net                          17,434,918     11,769,654
 Broadcast licenses, net of acumulated
  amortization of $3,463,192 and $752,775 at
  December 31, 1999 and 1998, respectively            84,665,873     43,729,708
 Other intangible assets, net                          9,093,528      9,894,522
 Other assets                                          5,123,967        373,142
                                                   -------------  -------------
                                                   $ 126,259,410  $ 123,505,573
                                                   =============  =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                  $   1,877,162  $     922,064
 Accrued expenses                                      2,112,909      3,199,347
 Current portion of notes payable                        216,067        750,000
                                                   -------------  -------------
Total current liabilities                              4,206,138      4,871,411

Other liabilities                                        165,000              -
Notes payable                                             76,911              -
Deferred taxes                                         1,953,979      1,641,990
Due to parent                                         25,584,756              -
Senior discount notes                                117,732,564    105,029,128

Commitments and contingencies

Series A redeemable cumulative preferred stock
 of Radio Unica Communications Corp.$.01 par
 value; 5,000,000  and 450,000 shares authorized
 at December 31, 1999 and 1998, respectively;
 0 and 353,560 shares issued and outstanding
 December 31, 1999 and 1998, respectively                      -     38,266,437

Stockholders' deficit:
 Common stock $.01 par value; 1,000 shares
 authorized; 100 shares issued and outstanding                 1              1
 Capital deficiency                                   59,556,278     (2,611,337)
 Deferred compensation expense                        (4,265,522)             -
 Accumulated deficit                                 (78,750,695)   (23,692,057)
                                                   -------------  -------------
Total stockholders' deficit                          (23,459,938)   (26,303,393)
                                                   -------------  -------------
                                                   $ 126,259,410  $ 123,505,573
                                                   =============  =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                       ------------------------------------------------
                                              1999            1998           1997
---------------------------------------------------------------------------------------
Net revenue                            $  16,217,180    $   8,218,043    $           -

Operating expenses:
 Direct operating                          3,747,894        1,852,832                -
 Selling, general and administrative      11,839,845       10,064,219           31,124
 Network                                  12,213,570       11,812,105          812,654
 Corporate                                 2,968,825        2,771,207          959,038
 Depreciation and amortization             5,184,941        1,696,376                -
 LMA termination fee                       2,000,000                -                -
 Stock option compensation                19,591,106                -                -
                                       -------------    -------------    -------------
                                          57,546,181       28,196,739        1,802,816
                                       -------------    -------------    -------------
Loss from operations                     (41,329,001)     (19,978,696)      (1,802,816)

Other income (expense):
 Interest expense                        (14,053,053)      (6,038,483)         (12,765)
 Interest income                             656,124        1,748,825                -
 Equity in loss of equity investee                 -          (14,867)               -
 Other                                       (20,719)               -                -
                                       -------------    -------------    -------------
                                         (13,417,648)      (4,304,525)         (12,765)
                                       -------------    -------------    -------------
Loss before income taxes                 (54,746,649)     (24,283,221)      (1,815,581)
Income tax (expense) benefit                (311,989)       2,446,745                -
                                       -------------    -------------    -------------
Net loss                                 (55,058,638)     (21,836,476)      (1,815,581)
Accrued dividends on Series A
 redeemable cumulative preferred stock     3,149,390        2,850,608          119,490
                                       -------------    -------------    -------------
Net loss applicable to common
 shareholders                          $ (58,208,028)   $ (24,687,084)   $  (1,935,071)
                                       =============    =============    =============
Net loss per common share applicable
 to common shareholders - basic and
 diluted                               $    (582,080)   $      (2,438)   $        (356)
                                       =============    =============    =============

Weighted average common shares
 outstanding - basic and diluted                 100           10,124            5,434
                                       =============    =============    =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CUMULATIVE
PREFERRED STOCK AND STOCKHOLDERS' (DEFICIT) EQUITY
--------------------------------------------------------------------------------


                                             SERIES A
                                            REDEEMABLE
                                            CUMULATIVE
                                          PREFERRED STOCK           COMMON STOCK
                                     ------------------------  ----------------------
                                       SHARES        AMOUNT      SHARES      AMOUNT
                                     ----------  ------------  ----------  ----------
Balance at December 31, 1997             51,975  $  5,316,990       5,250  $       53

Issuance of Series A redeemable
  cumulative preferred stock and
  common stock                          148,500    14,850,000      15,000         150

Conversion of notes payable and
  promissory notes payable to
  stockholders to Series A
  redeemable cumulative preferred
  stock and common stock                154,700    15,469,965      15,626         156

Cancellation of common stock in
  connection with the Radio Unica
  Communications Corp.
  reorganization                              -            -      (35,876)       (359)

Issuance of common stock in
  connection with the Radio Unica
  Communications Corp. reorganization         -             -         100           1

Redemption and cancellation of
  Series A redeemable cumulative
  preferred stock of Radio Unica
  Communications Corp.                   (2,110)     (221,126)          -           -

Issuance of Series A redeemable
  cumulative preferred stock of
  Radio Unica Communications Corp.          495        49,500           -           -

Shareholder note receivable issued
  for Series A redeemable cumulative
  preferred stock of Radio Unica
  Communications Corp.                        -       (49,500)          -           -

Accrued dividends on Series A
  redeemable cumulative preferred
  stock of Radio Unica
  Communications Corp.                        -     2,850,608           -           -

Net loss                                      -             -           -           -
                                     ----------  ------------  ----------  ----------
Balance at December 31, 1998            353,560    38,266,437         100           1

Issuance of Series A redeemable
  cumulative preferred stock of
  Radio Unica Communications Corp.          347        34,650           -           -

Accrued dividends on Series A
  redeemable cumulative preferred
  stock of Radio Unica
  Communications Corp.                        -     3,149,390           -           -

Repayment of shareholder note
  receivable issued for Series A
  redeemable cumulative preferred
  stock of Radio Communications Corp.         -        49,500           -           -

Stock option compensation expense             -             -           -           -


Deferred compensation expense                 -             -           -           -

Exchange of Series A cumulative
  preferred stock of Radio Unica
  Communications Corp. for common
  stock of Radio Unica
  Communications Corp.                  (353,907)  (41,499,977)         -           -

Shareholder note                              -             -           -           -

Net loss                                      -             -           -           -
                                     ----------  ------------  ----------  ----------
Balance at December 31, 1999                  -  $          -         100  $        1
                                     ==========  ============  ==========  ==========


                                       ADDITIONAL
                                        PAID-IN       DEFERRRED
                                        CAPITAL     COMPENSATION  ACCUMULATED
                                      (DEFICIENCY)     EXPENSE       DEFICIT        TOTAL
                                      ------------  ------------  ------------  -------------
Balance at December 31, 1997          $    (67,043) $    -        $ (1,855,581) $ (1,922,571)

Issuance of Series A redeemable
  cumulative preferred stock and
  common stock                             149,850       -                   -       150,000

Conversion of notes payable and
  promissory notes payable to
  stockholders to Series A
  redeemable cumulative preferred
  stock and common stock                   156,106       -                   -       156,262

Cancellation of common stock in
  connection with the Radio Unica
  Communications Corp.
  reorganization                               359       -                   -             -

Issuance of common stock in
  connection with connection with
  the Radio Unica Communications
  Corp. reorganization                          (1)      -                   -             -

Redemption and cancellation of
  Series A redeemable cumulative
  preferred stock of Radio Unica
  Communications Corp.                           -       -                   -             -

Issuance of Series A redeemable
  cumulative preferred stock of
  Radio Unica Communications Corp.               -       -                   -             -

Shareholder note receivable issued
  for Series A redeemable cumulative
  preferred stock of Radio Unica
  Communications Corp.                           -       -                   -             -

Accrued dividends on Series A
  redeemable cumulative preferred
  stock of Radio Unica
  Communications Corp.                  (2,850,608)      -                   -    (2,850,608)

Net loss                                         -       -         (21,836,476)  (21,836,476)
                                      ------------  ------------  ------------  ------------
Balance at December 31, 1998            (2,611,337)      -         (23,692,057)  (26,303,393)

Issuance of Series A redeemable
  cumulative preferred stock of
  Radio Unica Communications Corp.               -       -                   -             -

Accrued dividends on Series A
  redeemable cumulative preferred
  stock of Radio Unica
  Communications Corp.                  (3,149,390)      -                   -    (3,149,390)

Repayment of shareholder note
  receivable issued for Series A
  redeemable cumulative preferred
  stock of Radio Communications Corp.            -       -                   -             -

Stock option compensation expense       19,591,106       -                   -    19,591,106


Deferred compensation expense            4,265,522    (4,265,522)            -             -

Exchange of Series A cumulative
  preferred stock of Radio Unica
  Communications Corp. for common
  stock of Radio Unica
  Communications Corp.                   41,499,977                          -    41,499,977

Shareholder note                           (39,600)      -                   -       (39,600)

Net loss                                         -       -         (55,058,638)  (55,058,638)
                                      ------------  ------------  ------------  ------------
Balance at December 31, 1999          $ 59,556,278  $ (4,265,522) $(78,750,695) $(23,459,938)
                                      ============  ============  ============  ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------
                                                 1999              1998                 1997
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                   $  (55,058,638)   $  (21,836,476)    $   (1,815,581)
Adjustments to reconcile net loss to
  net cash used in operating activities:
  Depreciation and amortization                 5,184,941         1,696,376                  -
  Provision for bad debt                          139,211           116,031                  -
  Equity in loss of equity investee                     -            14,867                  -
  Interest on notes payable paid with
    the issuance of preferred and common
    stock                                               -           261,227                  -
  Accretion of interest on senior
    discount notes                             12,703,436         5,029,128                  -
  Amortization of deferred financing costs        770,832           321,181                  -
  Stock option compensation expense            19,591,106
  Deferred taxes                                  311,989        (2,446,745)                 -
  Other                                          (285,063)                -                  -
  Change in assets and liabilities:
    Accounts receivable                        (4,210,897)       (1,252,384)                 -
    Prepaid expenses and other current
      assets                                      868,090        (3,433,576)          (554,000)
    Radio broadcasting rights                           -         1,650,000         (2,650,000)
    Other assets                                 (330,633)         (301,689)          (108,641)
    Accounts payable                              955,098           551,046            354,120
    Accrued expenses                             (500,856)          324,743            179,549
    Radio broadcasting rights obligation                -        (2,385,000)         2,385,000
    Deposit payable                               165,000                 -                  -
                                           --------------    --------------     --------------
Net cash used in operating activities         (19,696,384)      (21,691,271)        (2,209,553)
                                           --------------    --------------     --------------

INVESTING ACTIVITIES
Acquisition of property and equipment          (3,771,859)       (5,336,309)        (1,221,995)
Restricted cash-escrow account                 12,295,000       (12,600,000)                 -
Advances to equity investee                             -                 -         (1,016,590)
Repayment of advances to equity investee                -         1,016,590                  -
Deposit on acquisition of radio station        (4,500,000)                -                  -
Acquisition of radio stations                 (44,723,582)      (43,409,440)                 -
Covenant not to compete                                 -          (276,743)                 -
                                           --------------    --------------     --------------
Net cash used in investing activities         (40,700,441)      (60,605,902)        (2,238,585)
                                           --------------    --------------     --------------

FINANCING ACTIVITIES
Proceeds from issuance of senior discount
  notes, net                                            -        95,535,581                  -
Intercompany payable, net                      25,584,756                 -                  -
Deferred financing costs                       (1,135,581)                -                  -
Proceeds from issuance of Series A
  redeemable cumulative preferred stock
  and common stock                                 44,550        15,000,000          5,205,000
Proceeds from issuance of notes payable
  to stockholders                                       -        21,795,000            365,000
Repayment on notes payable to stockholders              -        (6,795,000)                 -
Repayment on note payable issued in
  connection with the acquisition of
  KIQI-AM San Francisco                          (595,000)       (5,250,000)                 -
Redemption and cancellation of preferred
  stock                                                 -          (221,126)                 -
                                           --------------    --------------     --------------
Net cash provided by financing activities      23,898,725       120,064,455          5,570,000
                                           --------------    --------------     --------------

Net (decrease) increase in cash and
 cash equivalents                             (36,498,100)       37,767,282          1,121,862
Cash and cash equivalents at beginning of
  period                                       38,894,144         1,126,862              5,000
                                           --------------    --------------     --------------
Cash and cash equivalents at end of
  period                                   $    2,396,044    $   38,894,144     $    1,126,862
                                           ==============    ==============     ==============

Supplemental disclosures of cash flow
  information:
  Note payable issued in connection with
    the acquisition of KIQI-AM
    San Francisco                          $            -    $    6,000,000     $            -
                                           ==============    ==============     ==============

  Exchange of Series A redeemable
    cumulative preferred stock of Radio
    Unica Communications Corp.             $   41,499,977    $            -     $            -
                                           ==============    ==============     ==============

Cash paid for interest                     $      478,600    $      413,712     $            -
                                           ==============    ==============     ==============


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

    In July 1998, the Company effected a holding company reorganization (the "Reorganization"), pursuant to which the Company became a wholly owned subsidiary of Radio Unica Communications Corp. ("RUCC"). In connection with the Reorganization, the holders of the Company's common stock and Series A redeemable cumulative preferred stock exchanged their shares for shares of RUCC's common stock and Series A redeemable cumulative preferred stock bearing identical rights and preferences to the Company's then existing common stock and Series A cumulative redeemable preferred stock. The existing shares of the Company's common stock and Series A redeemable cumulative preferred stock were cancelled. The Company subsequently authorized and issued 100 shares par value $0.01 of common stock to RUCC. The outstanding shares of Series A redeemable cumulative preferred stock issued by RUCC were "pushed-down" to the Company and accordingly are reflected in the Company's financial statements.

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

     On October 19, 1999, RUCC completed an initial public offering ("IPO") of 6,840,000 shares of its common stock at an IPO price of $16.00 per share. RUCC received net proceeds from the IPO of approximately $99.4 million on October 22, 1999. The net proceeds from the IPO were and will be used to repay the indebtedness under the revolving credit facility, to acquire radio stations, upgrade existing stations and for general corporate purposes.

    In connection with RUCC's initial pubic offering, all the outstanding shares of RUCC'S Series A redeemable cumulative preferred stock were exchanged for an aggregate of 2,974,909 shares of RUCC common stock. Accordingly, the liquidation value of the Series A redeemable cumulative preferred stock outstanding on the date of the initial public offering, which had been pushed down to the Company, has been accounted for as a contribution of capital to the Company by RUCC. The total liquidation value of the Series A redeemable cumulative preferred stock on the date of the initial public ofering was $41,499,997, which included accrued dividends of $6,119,487.

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

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

RESTRICTED CASH

    Restricted cash represents escrow accounts established by the Company in connection with asset purchase agreements or local marketing agreements.

PROPERTY AND EQUIPMENT

    Property and equipment are stated at cost. Depreciation is recorded on a straight-line basis over the estimated useful lives of the related assets, which range from 3 to 30 years. Leasehold improvements are capitalized and amortized over their estimated useful lives or the remaining life of the lease, whichever is shorter. The Company placed a majority of its property and equipment into service on or about December 31, 1997; therefore, there was no depreciation expense recorded for the year ended December 31, 1997.

INTANGIBLE ASSETS

     Intangible assets are recorded at cost. Amortization of intangible assets is provided in amounts sufficient to relate the asset cost to operations over the estimated useful lives on a straight-line basis. Intangible assets consist primarily of broadcast licenses, goodwill and other identifiable intangible assets. The estimated useful lives are as follows:


                 Broadcast licenses...      30   years
                 Goodwill.............      30   years
                 Other intangibles...       1-5  years


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

ADVERTISING COSTS

     The Company incurs various marketing and promotional costs to add and maintain listenership. These costs are charged to expense as incurred and for the years ended December 31, 1999, 1998 and 1997 amounted to approximately $3.5 million, $3.6 million, and $82,000, respectively.

BARTER TRANSACTIONS

     Barter transactions represent advertising time exchanged for promotional items, advertising, supplies, equipment and services. Barter transactions are recorded at the estimated fair value of the goods or services received. Revenues from barter transactions are recognized as income when advertisements are broadcast. Expenses are recognized when goods or services are used. Barter amounts are not significant to the Company's consolidated financial statements.

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

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of their short duration to maturity. The fair value of the long-term debt is based on quoted market prices. At December 31, 1999, the fair value of the Senior Discount Notes was approximately $102,757,000.

USE OF ESTIMATES

    The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

BUSINESS SEGMENTS

     Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. As the Company only operates in one business segment, no additional reporting is required.

LOSS PER SHARE

    In 1997, the Company retroactively adopted SFAS No. 128, "Earnings Per Share", which replaced the calculations of primary and fully diluted earnings per share (EPS) with basic and diluted EPS. For the years ended December 31, 1999, 1998 and 1997 there was no difference between the basic and diluted EPS calculations.

    Net loss per common share is calculated using the weighted average number of common shares for the basic EPS presentation, and the weighted average number of common and common equivalent shares for the diluted EPS presentation, outstanding during the respective periods.

RECLASSIFICATION

     Certain amounts appearing in the 1998 consolidated financial statements have been reclassified to conform with the 1999 presentation

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. ACQUISITIONS

1999 ACQUISITIONS

    On October 27, 1998, the Company entered into an asset purchase agreement with Children's Broadcasting Corporation to acquire certain assets of New York City area radio stations WWRU-AM and WJDM-AM, Dallas/Ft. Worth radio station KAHZ-AM and Phoenix radio station KIDR-AM for a purchase price of $29.25 million. In connection with this acquisition, the Company entered into a two-year non-compete agreement with the seller for $750,000. Other costs associated with the transaction were approximately $441,000. Pursuant to this agreement, the Company established escrow accounts totaling $10 million. The Company operated these stations under a Time Brokerage Agreement (also known as local marketing agreements and referred to herein as "LMAs") for a monthly fee of $200,000 until the transaction closed. An advanced payment of $2.5 million was made to Children's Broadcasting Corporation with the execution of the LMA. On January 14, 1999, after receiving the consent of the Federal Communications Commission (the "FCC") to assign the broadcasting licenses, the Company completed the acquisitions. Based on current FCC guidelines, the license of either WWRU or WJDM must be relinquished by the Company by March 12, 2003.

     On February 22, 1999, the Company entered into an asset purchase agreement with One-on-One to acquire certain assets of Chicago radio station WNTD-AM for a cash purchase price of approximately $16.7 million. Other costs associated with the transaction were approximately $60,000. The Company funded a $1 million escrow account in conjunction with this transaction. On May 14, 1999, after receiving the consent of the FCC to assign the broadcasting licenses, the Company completed the acquisition.

     On October 18, 1999, the Company entered into an asset purchase agreement with Den-Mex LLC to acquire Denver radio station KCUV-AM for a cash purchase price of $2.7 million. On January 3, 2000, after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition. The Company operated the station under a LMA for a monthly fee of $25,000 from June 1999 to December 1999.

     On December 23, 1999, the Company entered into an asset purchase agreement with Harry Pappas to acquire Fresno radio station KFRE-AM. The Company has paid a $4.5 million deposit in conjunction with this transaction. The transaction is expected to be finalized upon the receipt of the FCC's approval to assign the broadcasting license.

1998 ACQUISITIONS

    On January 26, 1998, the Company entered into an asset purchase agreement with One-on-One Sports License of Florida, L.L.C. and One-on-One Sports Radio of Florida L.L.C. to acquire Miami radio stations WNMA-AM and WAFN-AM for a cash purchase price of $9.0 million. Other costs associated with the transaction were approximately $167,000. On May 13, 1998, after receiving the consent of the FCC to assign the broadcasting licenses, the Company completed the acquisitions. The Company operated the stations under a LMA for a monthly fee of $72,500 from February 1, 1998 to May 13, 1998. Based on current FCC guidelines, the license of either WNMA or WAFN must be relinquished by the Company by October 8, 2002.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. ACQUISITIONS, CONTINUED

1998 ACQUISITIONS, CONTINUED

    On February 20, 1998, the Company entered into a stock purchase agreement with Oro Spanish Broadcasting, Inc. to acquire San Francisco radio station KIQI-AM for $11.5 million. In connection with this acquisition, the Company entered into a five-year non-compete agreement with the seller for $500,000. Other costs associated with the transactions were approximately $277,000. On April 30, 1998, after receiving the consent of the FCC to transfer the broadcasting license, the Company completed the acquisition of all the common stock of Oro Spanish Broadcasting, Inc. The purchase price was comprised of a $6 million cash payment and a $6 million promissory note. The promissory note bears interest at 8% and is payable monthly. On July 2, 1998 the Company revised certain terms of and paid down $5.25 million against the promissory note. The Company operated the station under an LMA for a monthly fee of $58,000 from March 2, 1998 to April 30, 1998. Effective February 1999, the Company ceased interest payments on the note. The Company has offset certain costs and expenses related to the acquired entity against the balance due. The Company accounted for the acquisition as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of the underlying values.

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

    On October 27, 1997, the Company obtained 49.9% of the ownership and voting rights of Blaya, Inc., a newly formed company. The remaining ownership interest was held by one of the stockholders of RUCC.

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

    On March 6, 1998, Blaya, Inc.'s capital stock was divided into the following two classes: (i) Class A common stock with rights identical to all other shares of Blaya, Inc.'s capital stock except that each share is entitled to cast 4.016 votes and (2) Class B common stock with rights identical to all other shares of Blaya, Inc.'s capital stock except that each share is entitled to cast 1 vote. On March 6, 1998, the Company acquired 800 shares of Blaya, Inc.'s Class B common stock, representing 49.9% of the voting rights and 80% of the economic ownership rights in Blaya, Inc., in exchange for its 499 shares of common stock in Blaya, Inc. and $640,000. On the same day, the Company loaned Mr. Blaya $160,000 in the form of a 10 year 9% promissory note. These proceeds were used by Mr. Blaya to purchase 200 shares of Blaya, Inc.'s Class A common stock representing 50.1% of the voting rights and 20% of the economic ownership rights in Blaya, Inc. In connection with this equity investment, the stockholders of Blaya, Inc. entered into a stockholders agreement that provided the Company the right of first refusal if the majority voting stockholder decided to sell any interest in Blaya, Inc.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. ACQUISITIONS, CONTINUED

1998 ACQUISITIONS, CONTINUED

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

     On March 11, 1998, Blaya Inc. completed the acquisition of certain assets of 13 Radio for $6.4 million pursuant to an asset purchase agreement dated December 24, 1997. Other costs associated with the transaction were approximately $100,000. On June 10, 1998, the Company entered into a stock purchase agreement with the majority-voting stockholder of Blaya, Inc. to purchase his remaining 50.1% voting rights and 20% ownership interest in Blaya, Inc. (the "Remaining Interest"). On September 11, 1998, the Company completed the acquisition of the Remaining Interest for $160,000 and, accordingly, Blaya, Inc., became a wholly owned subsidiary of the Company and Radio Unica of Houston License Corp., a wholly owned subsidiary of Blaya, Inc., became an indirect, wholly owned subsidiary of the Company. The majority-voting stockholder of Blaya, Inc. repaid the $160,000, plus interest, he owed the Company pursuant to the 10 year 9% promissory note. In addition, the $5.7 million promissory note was cancelled by the Company and the Company accounted for such cancellation as a contribution to Blaya, Inc.'s capital.

     The Company accounted for the acquisition of Blaya, Inc. as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of the underlying values. The operations of Blaya, Inc. are included in the consolidated statement of operations of the Company beginning on September 11, 1998.

     The acquisitions of the assets of WNMA-AM and WAFN-AM, Miami, KBLA-AM, Los Angeles, WWRU-AM and WJDM-AM, New York, KAHZ-AM, Dallas/Ft.Worth, KIDR-AM, Phoenix, and WNTD-AM, Chicago, were not the purchases of businesses, as the format and language of the stations were changed and the Company did not assume responsibility for any employees. The acquisitions were accounted for as purchases and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying values.

     The pro forma results of operations of the Company for the years ended December 31, 1998 and 1997 assuming the Oro Spanish Broadcasting, Inc. and Blaya, Inc. acquisitions had been consummated as of January 1, 1997 and assuming Blaya, Inc. had acquired 13 Radio as of January 1, 1997 are as follows:

                                                                                YEAR ENDED
                                                                                DECEMBER 31,
                                                                   --------------------------------------
                                                                        1998                    1997
                                                                   --------------          --------------
     Net revenue.................................................  $    8,529,015          $    3,586,407
                                                                   ==============          ==============

     Net loss applicable to common shareholders..................  $  (25,004,564)         $   (3,433,090)
                                                                   ==============          ==============
     Net loss per common share applicable to
       common shareholders - basic and diluted.................... $       (2,470)         $         (632)
                                                                   ==============          ==============

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. SENIOR DISCOUNT NOTES AND SENIOR SECURED REVOLVING CREDIT FACILITY

SENIOR DISCOUNT NOTES

     On July 27, 1998, the Company sold in an unregistered offering to qualified institutional buyers and accredited institutional investors $158,088,000 aggregate principal amount at maturity of the Company's 11 3/4% Senior Discount Notes due August 1, 2006 (the "Old Notes"). Cash interest on the Old Notes would not accrue or be payable prior to August 1, 2002. Thereafter, cash interest would accrue at a rate of 11 3/4% per annum on the principal amount at maturity of the Old Notes through and including the maturity date and would be payable semi-annually on August 1 and February 1 of each year. In connection with this transaction, the Company received net proceeds of approximately $94.4 million after deducting issuance expenses of approximately $5.6 million.

    The Old Notes were general senior unsecured obligations of the Company and ranked pari-passu in right of payment with all existing and future unsecured and unsubordinated indebtedness of the Company and senior in right of payment to any subordinated indebtedness of the Company. The Old Notes were guaranteed on a senior unsecured basis, as to payment of principal, premium if any, and interest, by the Guarantors, which consist of the Company's Domestic Restricted Subsidiaries, (as defined in the Indenture, dated July 27, 1998 between the Company, Wilmington Trust as trustee and the Guarantors named therein (the "Indenture")), on a full, unconditional, joint and several basis. The Old Notes were redeemable at any time and from time to time at the option of the Company, in whole or in part on or after August 1, 2002, plus accrued and unpaid interest thereon to the date of redemption.

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

    On December 17, 1998, in order to satisfy certain obligations of the Company under a Registration Rights Agreement, dated July 22, 1998, between the Company, CIBC Oppenheimer Corp. and Bear, Stearns & Co. Inc., the Company completed the registration of the Old Notes and exchanged the Old Notes for newly issued 11 3/4% Senior Discount Notes Series B due 2006 (the "New Notes").

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

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. SENIOR DISCOUNT NOTES AND SENIOR SECURED REVOLVING CREDIT FACILITY, CONTINUED

SENIOR SECURED REVOLVING CREDIT FACILITY

    On July 8, 1998, the Company entered into a credit agreement with a bank for a senior secured revolving credit facility (the "Revolving Credit Facility") providing for up to $20.0 million of availability. The Revolving Credit Facility will mature in May 2002. Amounts outstanding under the Revolving Credit Facility bear interest at the higher of the (i) bank's prime rate plus 1.25% or (ii) LIBOR plus 2.50%. The obligations under the Revolving Credit Facility are guaranteed by RUCC and secured by substantially all the assets of the Company and its subsidiaries.

    The Company has paid and pays certain fees in connection with the Revolving Credit Facility, including a commitment fee of 0.50% per annum on the aggregate unused portion of the Revolving Credit Facility. At December 31, 1999, there were no amounts outstanding under the Revolving Credit Facility.

     The Revolving Credit Facility contains certain financial and operational covenants and customary events of default, including, among others, payment defaults and default in the performance of other covenants, breach of representations or warranties, cross-default to other indebtedness, certain bankruptcy or ERISA defaults, the entry of certain judgments against the Company or any subsidiary, and any security interest or guarantee that ceases to be in effect. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a "change of control", as defined. As of December 31, 1999 the Company was in compliance with these covenants.

5. PROMISSORY NOTES PAYABLE

     On July 15 and July 24, 1997, the Company entered into promissory notes payable with several stockholders amounting to $365,000. On April 17, 1998 the Company converted $365,000 in notes payable to stockholders plus accrued interest of $22,323 into 3,835 shares of Series A redeemable cumulative preferred stock and 387 shares of common stock valued at $383,450 and $3,873, respectively.

     On January 5, 1998, Warburg, Pincus Ventures, L.P. ("WPV") purchased 148,500 shares of preferred stock and 15,000 shares of common stock in exchange for $15,000,000.

    In April, May and June 1998, the Company entered into four promissory notes payable to WPV in the aggregate amount of approximately $21.8 million. Such notes bore interest at 10% per annum and were due on demand. On June 30, 1998, the Company converted $15 million in promissory notes payable to WPV plus $238,904 in accrued interest into 150,865 shares of Series A redeemable cumulative preferred stock and 15,239 shares of common stock valued at $15,086,515 and $152,389, respectively. The Company paid the remaining $6.795 million on July 15, 1998.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6.  PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:



                                                                                       DECEMBER 31,
                                                            USEFUL LIVES      ---------------------------------
                                                              (YEARS)             1999               1998
                                                          ----------------    --------------     --------------
Land................................................               -            $  3,339,119         $ 2,629,241
Buildings..........................................               30               1,271,559           1,064,349
Broadcast equipment................................                7              10,719,737           6,273,644
Leasehold improvements.............................               10               1,685,581             910,393
Office equipment, computers & software.............               3-5              1,771,603           1,205,049
Furniture & fixtures...............................                5                 731,858             380,804
Automobiles........................................                5                 223,841                   -
                                                                               --------------     --------------
                                                                                  19,743,298          12,463,480
Less: Accumulated depreciation and amortization                                   2,308,380            693,826
                                                                               --------------     --------------
                                                                                $17,434,918          $11,769,654
                                                                              ==============     ==============


     Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $1,614,554, $693,826 and $0, respectively.

7.  OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following:


                                                                                       DECEMBER 31,
                                                            USEFUL LIVES    ----------------------------------
                                                             (YEARS)              1999               1998
                                                          ---------------    ----------------    --------------
Goodwill.....................................                   30           $   4,088,735       $ 4,088,735
Deferred financing costs.....................                  4-8               5,600,000         5,600,000
Covenants not to compete.....................                  1-5               1,526,743           776,743
                                                                             ----------------    --------------
                                                                                11,215,478        10,465,478
Less: Accumulated amortization...............                                    2,121,950           570,956
                                                                             ----------------    --------------
                                                                               $ 9,093,528       $ 9,894,522
                                                                             ================    ==============


     Amortization expense for other intangible assets for the years ended December 31, 1999 and 1998 was $1,550,994 and $570,956, respectively.
Amortization expense relating to the deferred financing costs of $770,832 and $321,181 for the years ended December 31, 1999 and 1998 was classified as interest expense. There was no amortization expense for the year ended December 31, 1997.

8. INCOME TAXES

    Concurrent with the August 7, 1997 merger of Old Radio Unica with and into the Company, Old Radio Unica's S Corporation election was terminated. Thereafter, the Company became subject to corporate income taxes. The Company had no income tax expense or benefit for the year ended December 31, 1997.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES, CONTINUED

HISTORICAL

    The components of the income tax expense (benefit) are as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                                                    ----------------------------------
                                                                         1999               1998
                                                                    ---------------    ---------------
          Deferred..........................................        $   311,989        $ (2,446,745)
                                                                    ---------------    ---------------
                                                                    $   311,989        $ (2,446,745)
                                                                    ===============    ===============


    The differences between the federal statutory income tax and the effective income tax rate are summarized below:



                                                                          YEAR ENDED DECEMBER 31,
                                                                    ------------------------------------
                                                                         1999                1998
                                                                    ----------------   -----------------
          Tax benefit at federal statutory rate................     $(19,161,327)      $(8,499,127)
          State income tax benefit, net of federal benefit.....       (1,788,792)       (1,239,329)
          Permanent differences................................        6,984,390            60,111
          Other................................................          (23,078)          (58,775)
          Increase in valuation allowance......................       14,300,796         7,290,375
                                                                    ----------------   -----------------
                                                                    $    311,989       $(2,446,745)
                                                                    ================   =================


     Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:


                                                                               YEAR ENDED
                                                                              DECEMBER 31,
                                                                    ----------------------------------
                                                                         1999               1998
                                                                    ---------------    ---------------
          Deferred tax assets:
          Net operating loss carryforwards.....................     $25,888,236        $11,079,878
          Other................................................         161,755             45,340
                                                                    ---------------    ---------------
                                                                     26,049,991         11,125,218
          Valuation allowance..................................     (22,142,034)        (7,841,238)
                                                                    ---------------    ---------------
          Total deferred tax assets............................       3,907,957          3,283,980
          Deferred tax liabilities:
          Amortization.........................................      (5,835,113)        (4,912,080)
          Other................................................         (26,823)           (13,890)
                                                                    ---------------    ---------------
                                                                      (5,861,936)       (4,925,970)
                                                                    ---------------    ---------------
          Total net deferred taxes..............................    $ (1,953,979)      $(1,641,990)
                                                                    ===============    ===============


                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES, CONTINUED

    PRO FORMA

    The differences between the federal statutory income tax rate of 34% and the effective income tax rate are summarized below assuming the Company was a C corporation for the periods presented:


                                                                       YEAR ENDED
                                                                      DECEMBER 31,
                                                                         1997
                                                                   -------------------
         Tax benefit at federal statutory rate.................    $   (617,298)
         State income tax benefit, net of federal benefit......         (65,392)
         Permanent differences.................................           4,810
         Valuation allowance...................................         677,880
                                                                   ---------------
         Net deferred tax asset................................    $          -
                                                                   ===============


     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $22,142,034 valuation allowance at December 31, 1999 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance for the current year is approximately $14,301,000. At December 31, 1999, the Company has available net operating tax loss carryforwards of approximately $56,052,000, of which approximately $53,055,000 expire in the years 2018 through 2019 and the remaining $2,997,000 expire in years 2007 through 2012.

9. SERIES A REDEEMABLE CUMULATIVE PREFERRED STOCK

    RUCC has 5,000,000 authorized shares of redeemable, 10% cumulative, nonconvertible, voting, Series A Preferred Stock (the "Preferred Stock"), $.01 par value, of which 0 and 353,560 shares were issued and outstanding at December 31, 1999 and 1998, respectively. If and when dividends are declared by the Board of Directors of RUCC, holders of the Preferred Stock shall be entitled to receive cumulative dividends at the rate of 10% per annum. Each share of Preferred Stock shall be entitled to ten votes per share on all matters upon which common stockholders of RUCC are entitled to vote (one vote per common share) and have a redemption price of $100 per share, together with accrued and unpaid dividends thereon. Redemption of the Preferred Stock is at the option of the holders for any or all the outstanding shares upon the occurrence of (i) a change in control, (ii) an initial public offering or (iii) on August 6, 2007. In the event of any liquidation, dissolution or winding up of the affairs of RUCC, holders of Preferred Stock shall be paid the redemption price plus all accrued dividends to the date of liquidation, dissolution or wind up of affairs before any payment to other stockholders. Pursuant to the Reorganization, all of the outstanding shares of Series A redeemable cumulative preferred stock issued by RUCC have been "pushed-down" to the Company.

    In connection with RUCC's initial public offering, all the outstanding shares of RUCC's Series A redeemable cumulative preferred stock were exchanged for an aggregate of 2,974,909 shares of RUCC common stock. Accordingly, the liquidation value of the Series A redeemable cumulative preferred stock outstanding on the date of the initial public offering, which had been pushed down to the Company, has been accounted for as a contribution of capital to the Company by RUCC. The total liquidation value of the Series A redeemable cumulative preferred stock on the date of the initial public offering was $41,499,977, which included accrued dividends of $6,119,487.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9.  SERIES A REDEEMABLE CUMULATIVE PREFERRED STOCK, CONTINUED

    On August 28, 1998 the Company, pursuant to a separation agreement between the Company and its former President and Chief Operating Officer, redeemed and cancelled 2,110 shares of Series A redeemable cumulative preferred stock of RUCC in exchange for $221,126.

10. STOCK OPTION PLAN

    On August 8, 1997, the Company adopted the 1997 Stock Option Plan (the
Plan), which provides for the granting of incentive stock options to purchase shares of the Company's common stock to officers, directors and key employees responsible for the direction and management of the Company and to non-employee consultants and independent contractors. At December 31, 1997, the Company reserved 6,200,000 shares of its common stock for issuance under the Plan.
The vesting period and the terms of the incentive stock options granted are established by a Committee of the Board of Directors (the Committee). The incentive stock options expire no later than ten years from the date of grant. Upon the adoption of the Plan, the Company granted options to its employees to purchase 2,387,000 shares of its common stock. Upon the consummation of the Reorganization, each option to purchase one share of Company's common stock was converted into an option to purchase one share of RUCC's common stock, exercisable upon the same terms and conditions as they were under the Company's stock option plan, and the Company's stock option plan was cancelled.

     In 1998, RUCC granted options to its employees to purchase 2,844,870 shares of the RUCC's common stock. Of the 2,844,870 options granted, 678,280 vested immediately, 407,650 vest ratably over time and 635,500 vest upon the attainment of certain performance goals as determined by the Committee. Of the 635,500 options, 130,888 vested on December 31, 1998. The exercise price of the 678,280 options which vested immediately, the 407,650 options which vest ratably over time and the 130,888 options which vested on December 31, 1998 is $0.03 per share, which was determined by the Committee to be the fair market value at the date of grant, or, in the case of the 130,888 options, on the date they vested. As a result, no compensation expense has been recognized on these options under the provisions of APB Opinion No. 25. The remaining 1,123,440 options have an exercise price of $1.10 to $1.72 per share and vest upon (i) the sale of RUCC or substantially all of its assets, (ii) an initial public offering, or (iii) an issuance of capital stock of RUCC that would result in WPV and/or its affiliates in the aggregate ceasing to control more common stock of RUCC than any other single shareholder. Compensation expense for the 1,123,440 options will be recognized to the extent that the market value of the shares exceeds the option price when vesting for these options becomes probable. Vesting for these options was not deemed probable as of December 31, 1998 and no compensation expense has been recorded for these options as of December 31, 1998.

     During 1999, RUCC has granted options to its employees to purchase 1,914,667 shares of the RUCC's common stock. Of the 1,914,667 options granted, 1,821,357 vest ratably over time and 31,620 vest upon the attainment of certain performance goals as determined by the Committee. The exercise price of the 1,821,357 options which vest ratably over time range from $0.03 to $32.00 per share, which was determined by the Committee to be the fair market value at the date of grant. As a result, no compensation expense has been recognized on these options under the provisions of APB Opinion No. 25. The remaining 61,690 options have an exercise price of $1.10 to $1.72 per share and vest upon (i) the sale of RUCC or substantially all of its assets, (ii) an initial public offering, or
(iii) an issuance of capital stock of the RUCC that would result in WPV and/or its affiliates in the aggregate ceasing to control more common stock of RUCC than any other single shareholder.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. STOCK OPTION PLAN, CONTINUED

    During 1999, the 31,620 and 61,690 options granted in 1999 and the 635,500 and 1,123,400 options granted in 1998, which were variable options were valued at the initial public offering price of $16.00 per share. Compensation expense of approximately $19,591,000, representing the extent that the market value of the shares exceeded the option price, was charged to operations immediately and approximately $4.3 million will be charged to operations over the remaining vesting period.

     Changes to the plan for 1999, 1998 and 1997 are as follows:


                                                             DECEMBER 31,
                                   -----------------------------------------------------------------
                                           1999                 1998                  1997
                                   -------------------   --------------------    -------------------
                                              WEIGHTED              WEIGHTED                WEIGHTED
                                              AVERAGE               AVERAGE                  AVERAGE
                                              EXERCISE              EXERCISE                EXERCISE
                                    OPTION      PRICE     OPTION      PRICE      OPTION       PRICE
                                   ---------  --------   ---------   --------    ---------    -------
Outstanding at beginning of
  year..........................   2,844,870  $   0.58   2,387,000   $   0.03            -          -
Granted.........................   1,914,667  $  15.61   2,844,870   $   0.58    2,387,000    $  0.03
Exercised.......................     (46,004) $   0.03           -          -            -          -
Cancelled.......................     (79,008) $   1.05  (2,387,000)  $   0.03            -    $  0.03
                                   ---------  --------   ---------   --------    ---------    -------
Outstanding at end of year......   4,634,525  $   6.75   2,844,870   $   0.58    2,387,000    $  0.03
                                   =========  ========   =========   ========    =========    =======
Options exercisable at year-end    2,529,246  $   0.65     972,228   $   0.03      667,430    $  0.03
                                   =========  ========     =======   ========      =======    =======



     The following table summarizes information about stock options outstanding at December 31, 1999:



                  OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
   ------------------------------------------       -----------------------
                                     WEIGHTED
                                      AVERAGE                      WEIGHTED
                                     REMAINING                     AVERAGE
   EXERCISE PRICE        NUMBER      CONTRACTUAL     NUMBER        EXERCISE
      RANGE          OUTSTANDING        LIFE        EXERCISABLE      PRICE
    $0.03 - $1.72     2,821,148         6.48         2,529,246     $  0.65
   $16.00 - $25.13    1,785,777         9.80               -          -
   $25.50 - $32.00       27,600         9.88               -          -




     The weighted average per share fair values of options granted under the stock option plan during 1999, 1998 and 1997, based on the Black-Scholes option valuation model, were $6.19, $0.008 and $0.007, respectively. Had compensation expense for the RUCC's stock option grants been determined based in the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's net loss would have increased the pro forma amounts for each year as indicated below:

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. STOCK OPTION PLAN, CONTINUED


                                                    YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------
                                           1999                 1998               1997
                                      --------------     ----------------     -------------
Net loss applicable to common
  stockholders
  As reported.......................  $  (58,208,028)    $    (24,687,084)    $  (1,935,071)
                                      ==============     ================     =============
  Pro forma.........................  $  (58,783,189)    $    (24,688,270)    $  (1,939,851)
                                      ==============     ================     =============
Net loss per share applicable to
  common stockholders

  As reported.......................  $     (582,080)    $         (2,438)    $        (356)
                                      ==============     ================     =============
  Pro forma.........................  $     (587,832)    $         (2,439)    $        (357)
                                      ==============     ================     =============



     The following weighted average assumptions were used in the Black-Scholes model:


                                                DECEMBER 31,
                                  ----------------------------------------
                                     1999           1998           1997
                                  -----------   ------------   -----------
     Expected life...........       5 years        5 years       5 years
     Interest rate...........       6.50%          6.00%         6.00%
     Volatility..............       130%             -             -
     Dividend Yield..........        -               -             -



     The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because changes in the subjective input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value RUCC's stock options.

11. COMMITMENTS

LOTUS OXNARD CORP. TIME BROKERAGE AGREEMENTS

     On October 31, 1997, the Company entered into a LMA with Lotus to operate San Antonio radio station KZDC, effective January 5, 1998. Simultaneous with the LMA, the Company entered into an asset purchase option agreement with Lotus which provides an option to purchase the assets of KZDC, including its broadcasting license, from Lotus, which is exercisable at any time from June 24, 2001 through and including December 31, 2001. The LMA shall end upon the earliest to occur of (i) the closing or termination as defined in the asset purchase option agreement or (ii) December 31, 2001. The future minimum payments under the Lotus LMA are $250,000 for 2000 and $275,000 for 2001.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. COMMITMENTS, CONTINUED

QUETZEL BILINGUAL COMM., INC., TIME BROKERAGE AGREEMENT

     On December 29, 1999 the Company entered into a LMA with Quetzel Bilingual Comm., Inc to operate San Diego radio station KURS, effective January 1, 2000. The term of this LMA is through December 31, 2001 and the Company's annual
LMA payment is $744,000. The Company has an option to purchase the assets of KURS. The option is exercisable from September 1, 2000 through December 31, 2002.

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

    At December 31, 1999, future minimum obligations under the Rights Agreements are as follows:


                  January 15, 2000........       $     600,000
                  June 30, 2000...........             600,000
                  March 31, 2001..........             600,000
                                                 ----------------
                                                 $   1,800,000
                                                 ================



LEASES

    The Company leases office space, broadcasting studios and certain equipment under operating leases, which expire at various dates through December 2012. Certain leases contain renewal options and provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

    At December 31, 1999, future minimum lease payments under such leases are as follows:


                           2000........................ $   871,000
                           2001........................     810,000
                           2002........................     847,000
                           2003........................     692,000
                           2004........................     592,000
                           Thereafter..................   1,718,000
                                                        ----------------
                                                        $ 5,530,000
                                                        ================


    Total rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $943,000, $526,000, and $109,000, respectively.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. SUMMARIZED FINANCIAL INFORMATION

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

    Summarized financial information of guarantor subsidiaries are as follows:



                                                         AS OF AND FOR THE YEAR ENDED
                                                                   DECEMBER 31,
                                                      ---------------------------------
                                                             1999               1998
                                                      ----------------   --------------
Current assets....................................    $     7,545,080    $   18,844,403
Total assets......................................        126,280,545        84,611,429
Current liabilities (including due to parent of
 $22,383,324 and $19,421,468, respectively).......         26,589,462        24,292,879
Total liabilities.................................         56,787,286        25,934,869
Net revenue.......................................         16,217,180         8,218,043
Operating expenses................................         32,371,513        22,677,176
Net loss..........................................        (29,883,970)      (16,316,913)



13. SUBSEQUENT EVENTS

     On February 11, 2000 the Company contracted to acquire substantially all the assets used in the operations of station KVJY (AM) broadcasting on 840 kHz in McAllen, Texas from El Pistolon Investments, L.P., for a cash purchase price of approximately $2.5 million. The Company funded a $500,000 escrow in conjunction with this transaction. KVJY's transmitter is located in Edinburg, Texas and enables the station to reach substantially all of the McAllen/Brownsville market. The transaction is expected to be finalized upon receipt of the FCC's approval to assign the broadcasting license.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    The information required by Item 10 with respect to directors, nominees and executive officers of the Company is incorporated by reference to the information set forth under in Radio Unica Communications Corp. Definitive
Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end.

ITEM 11.     EXECUTIVE COMPENSATION

     The information required by Item 11 is incorporated by reference to the information set forth in Radio Unica Communications Corp's Definitive Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

     The Company's Common Stock has not been registered under the Securities Act of 1933 (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not listed on any national securities exchange. There is no established public trading market for the Company's Common Stock. All of the Company's outstanding shares of common stock are owned by Radio Unica Communications Corp.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by Item 13 is incorporated by reference to the information set forth in Radio Unica Communications Corp's Definitive Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS

The following financial statements have been filed under Item 8 of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 1999 and 1998

Consolidated Statements of Operations for the Years Ended December 31, 1999,
   1998 and 1997

Consolidated Statements of Changes in Series A Redeemable Cumulative Preferred
   Stock and Stockholders' (Deficit) Equity

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
   1998 and 1997

Notes to Consolidated Financial Statements

(a)  2. FINANCIAL STATEMENT SCHEDULE

     Schedule II--Valuation and Qualifying Accounts.

(b)  Reports on Form 8-K

     None

                                RADIO UNICA CORP.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                           ADDITIONS
                                                                           ---------
                                                 BALANCE AT         CHARGED          CHARGES                       BALANCE AT
                                                BEGINNING OF        TO COSTS        TO OTHER                         END OF
DESCRIPTION                                         YEAR          AND EXPENSES      ACCOUNTS        DEDUCTION         YEAR
-----------                                     ------------      ------------      --------        ---------     ------------
1999:
Allowance for doubtful trade accounts
Receivable                                        $   116,031     $      160,208     $     0        $  20,997     $    255,242
                                                  ===========     ==============     =======        =========     ============

Deferred tax valuation allowance                  $ 7,841,238     $   14,300,796     $     0        $       0     $ 22,142,034
                                                  ===========     ==============     =======        =========     ============
1998:
Allowance for doubtful trade accounts
Receivable                                        $         -     $      118,098     $     -        $   2,067     $    116,031
                                                  ===========     ==============     =======        =========     ============

Deferred tax valuation allowance                  $   550,863     $    7,290,375     $     -        $       -     $  7,841,238
                                                  ===========     ==============     =======        =========     ============
1997:
Allowance for doubtful trade accounts
Receivable                                        $         -     $            -     $     -        $       -     $          -
                                                  ===========     ==============     =======        =========     ============
Deferred tax valuation allowance                  $         -     $      550,863     $     -        $       -     $    550,863
                                                  ===========     ==============     =======        =========     ============


(c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K


EXHIBIT
NUMBER                     DESCRIPTION
------                     -----------
3.1*         Certificate of Incorporation of the Company.

3.2*         Bylaws of the Company.

4.1*         Indenture dated as of July 27, 1998 between Radio Unica Corp. and
             Wilmington Trust Company, as Trustee.

10.1*        Credit Agreement, dated as of July 8, 1998 among Radio Unica Corp.,
             Radio Unica Holdings Corp., the several banks and other financial institutions from time to time parties thereto and Canadian Imperial
             Bank of Commerce, in its individual capacity and as Agent ("CIBC").

10.2*        Time Brokerage Agreement, dated as of October 31, 1997, by and between
             Radio Unica and Texas Lotus Corp. relating to KZDC(AM).

10.3*(a)     Asset Purchase Agreement, dated as of January 26, 1998, by and among
             Radio Unica, One-on-One Sports License of Florida, L.L.C. and
             One-on-One Sports Radio of Florida, L.L.C.

10.4*(a)     Stock Purchase Agreement, dated as of February 20, 1998, by and among
             Radio Unica, Oro Spanish Broadcasting, Inc. and Rene De La Rosa. 10.5*
             Asset Purchase Agreement, dated as of May 20, 1998, by and among Radio
             Unica, Sinclair Radio of Los Angeles, Inc. and Sinclair Radio of Los
             Angeles Licensee, Inc.

10.6*        Form of Non Competition and Confidentiality Agreement with each of
             Joaquin F. Blaya and Steven E. Dawson, dated August 13, 1997.

10.7* Agreement, dated as of January 15, 1998, entered into by and between Radio Unica Corp. and Jorge Ramos.

10.8* Amended and Restated Artist Agreement, dated as of June 5, 1998, entered into by and between Radio Unica Network, Inc. and Raque
             Productions (for services of Pedro Sevcec).

10.9*        Independent Contractor Agreement dated as of June 30, 1998 between
             Radio Unica Network, Inc. and Dra Isabel, Inc. (for services of Isabel
             Gomez Bassols).

10.10*       Stock Purchase Agreement, dated as of June 10, 1998, by and among
             Radio Unica, Blaya, Inc. and Joaquin F. Blaya.

10.11*       Option Agreement, dated as of October 31, 1997, by and between Texas
             Lotus Corp. and Radio Unica.

10.12(a)*    Agreement, dated as of September 28, 1998, between Radio Unica and
             Inter/Forever Sports, Inc.




10.13(a)*    Agreement, dated as of September 28, 1998, between Radio Unica and
             Inter/Forever Sports, Inc.

10.14*       Asset Purchase Agreement, dated as of October 26, 1998, among Radio
             Unica, Children's Broadcasting Corporation, Children's Radio of
             Dallas, Inc., Children's Radio of Phoenix, Inc. and Children's Radio of New York, Inc.

10.15*       First Amendment to Asset Purchase Agreement, dated as of October 27,
             1998, among Radio Unica, Children's Radio of Dallas, Inc., Children's
             Radio of Phoenix, Inc., and Children's Radio of NewYork, Inc.

10.16***     Asset Purchase Agreement, dated as of February 22, 1999, among Radio
             Unica, One-on-One Sports License of Illinois, L.L.C. and One-on-One
             Sports Radio of Illinois, L.L.C.

10.17****    Time Brokerage Agreement dated as of December 29, 1999 buy and between Radio Unica Corp and Quetzal Bilingual Comm., Inc

10.18****    Option Agreement dated as of December 29, 1999 buy and between Radio
             Unica Corp and Quetzal Bilingual Comm., Inc.

21.1****     Subsidiaries

27.1****     Financial data schedule


  ---------------

* Incorporated by reference from Registration Statement on Form S-4 (No. 333-61211) of Radio Unica Corp. as amended, as declared effective by the Securities and Exchange Commission on December 18,1998.

** Incorporated by reference from Registration Statement on Form S-1 (No 333-82561) of Radio Unica Communications Corp, as amended, as declared effective by the Securities and Exchange Commission on October 19, 1999.

*** Incorporated by reference from Annual Report on Form 10-K for the year ended December 31, 1998 filed by Radio Unica Corp.

**** Filed herewith

(a) Portions of this exhibit have been omitted pursuant to a request for confidential treatment and have been filed separately with the Securities and Exchange Commission

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 24, 2000.

                                            Radio Unica Corp.

                                       By: /s/ JOAQUIN F. BLAYA
                                           --------------------
                                           Joaquin F. Blaya
                                           Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         SIGNATURE                                   TITLE                              DATE
         ---------                                   -----                              ----
/s/ JOAQUIN F. BLAYA                  Chairman of the Board                     March 24, 2000
--------------------------             Chief Executive Officer
Joaquin F. Blaya


/s/ JOSE CANCELA                      President and Director                    March 24, 2000
---------------------------
Jose Cancela


/s/ STEVEN E. DAWSON                  Chief Financial Officer,                  March 24, 2000
-------------------------              Executive Vice President
Steven E. Dawson                       Secretary and Director


/s/ MANUEL BORGES                     Chief Accounting Officer                  March 24, 2000
---------------------------
Manuel Borges


/s/ JOHN D. SANTOLERI                 Director                                  March 24, 2000
---------------------------
John D. Santoleri


/s/ SIDNEY LAPIDUS                    Director                                  March 24, 2000
---------------------------
Sidney Lapidus


/s/ ANDREW C. GOLDMAN                 Director                                  March 24, 2000
-----------------------
Andrew C. Goldman
