Form 10-Q
period 2000-03-31
RADIO UNICA CORP
filed 2000-05-12
CIK 1067636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

                         Quarterly Report pursuant to Section 13 or 15(d) of the
         /X/             Securities Exchange Act of 1934
                         FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

                                     OR

                         Transition Report Pursuant to Section 13 or 15(d) of
         /_/             the Securities Exchange Act of 1934

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

YES /X/  NO /_/

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of May 12, 2000, 100 shares of Common Stock, $.01 par value were outstanding.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------



                                RADIO UNICA CORP.

                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.......................................  2
Item 2.  Management's Discussion and Analysis.......................  7
Item 3.  Quantitative and Qualitative Disclosures About Market Risk

PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K............................11

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 31,     DECEMBER 31,
ASSETS                                                                       2000           1999
-----------------------------------------------------------------------------------------------------
                                                                         (unaudited)
Current assets:
  Cash and cash equivalents                                            $   1,176,189    $   2,396,044
  Restricted cash                                                            601,500          305,000
  Accounts receivable, net of allowance for doubtful
    accounts of $344,655 and $255,242, respectively                        6,375,151        5,304,089
  Prepaid expenses                                                         2,622,225        1,935,991
                                                                       -------------    -------------
Total current assets                                                      10,775,065        9,941,124

  Property and equipment, net                                             18,746,282       17,434,918
  Broadcast licenses, net of accumulated amortization
    of $4,213,366 and $3,463,192, respectively                            85,808,684       84,665,873
  Other intangible assets, net                                             8,747,997        9,093,528
  Other assets                                                             9,227,278        5,123,967
                                                                       -------------    -------------
                                                                       $ 133,305,306    $ 126,259,410
                                                                       =============    =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
-----------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                     $   1,184,511    $   1,877,162
  Accrued expenses                                                         2,611,277        2,112,909
  Notes payable                                                              212,317          216,067
                                                                       -------------    -------------
Total current liabilities                                                  4,008,105        4,206,138

Other liabilities                                                            165,000          165,000
Notes payable                                                                 76,911           76,911
Deferred taxes                                                             1,953,979        1,953,979
Due to parent, net                                                        38,279,990       25,584,756
Senior discount notes                                                    121,158,675      117,732,564

Commitments and contingencies

Stockholders' deficit:
   Common stock;$.01 par value; 1,000 shares authorized,
     100 shares issued and outstanding                                             1                1
   Additional paid in capital                                              59,556,278       59,556,278
   Deferred compensation                                                  (3,512,149)      (4,265,522)
   Accumulated deficit                                                   (88,381,484)     (78,750,695)
                                                                       -------------    -------------
Total stockholders' deficit                                               (32,337,354)     (23,459,938)
                                                                       -------------    -------------
                                                                       $ 133,305,306    $ 126,259,410
                                                                       =============    =============

The accompanying notes are an integral part of these financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    ------------    ------------
Net revenue                                                                         $  6,217,703    $  1,765,914

Operating expenses:
   Direct operating                                                                    1,603,454         731,910
   Selling, general and administrative                                                 3,863,098       2,977,408
   Network                                                                             3,671,876       3,239,237
   Corporate                                                                             877,492         671,213
   Depreciation and amortization                                                       1,423,240       1,083,921
   Stock option compensation                                                             753,373            --
                                                                                    ------------    ------------
                                                                                      12,219,533       8,703,689
                                                                                    ------------    ------------
Loss from operations                                                                  (6,001,830)     (6,937,775)

Other income (expense):
    Interest expense                                                                  (3,645,774)     (3,274,860)
    Interest income                                                                       13,127         448,856
    Other                                                                                  3,688            --
                                                                                    ------------    ------------
                                                                                      (3,628,959)     (2,826,004)
                                                                                    ------------    ------------
Net loss                                                                            $ (9,630,789)   $ (9,763,779)
Accrued dividends on Series A redeemable
     cumulative preferred stock                                                             --           958,553
                                                                                    ------------    ------------
Net loss applicable to common shareholders                                          $ (9,630,789)   $(10,722,332)
                                                                                    ============    ============
Net loss per common share applicable to
      common shareholders-basic and diluted                                         $    (96,308)   $   (107,223)
                                                                                    ============    ============
Weighted average common shares
     outstanding-basic and dilluted                                                          100             100
                                                                                    ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

                                                                      THREE MONTHS ENDED
                                                                            MARCH 31,
                                                               ---------------------------------
                                                                     2000              1999
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                        $  (9,630,789)   $  (9,763,779)
Adjustments to reconcile net loss to net
cash used in operating activities
   Depreciation and amortization                                    1,423,240        1,083,921
   Provison for bad debt                                               89,413           31,177
   Accretion of interest on senior discount notes                   3,426,111        3,056,431
   Amortization of deferred financing cost                            192,708          192,708
   Stock option compensation expense                                  753,373             --
   Other                                                             (224,500)            --
   Change in assets and liabilities
      Accounts receivable                                          (1,160,475)        (340,525)
      Prepaid expenses                                             (1,038,658)       1,348,499
      Other assets                                                 (2,273,382)          99,255
      Accounts payable                                               (692,651)        (569,627)
      Accrued expenses                                                498,368         (169,065)
      Radio broadcasting rights                                       576,924             --
                                                                -------------    -------------
Net cash used in operating activities                              (8,060,318)      (5,031,005)
                                                                -------------    -------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                (869,257)        (671,769)
Restricted cash-escrow account                                       (501,500)       8,964,447
Acquisition of radio stations                                      (2,484,015)     (27,941,442)
Radio broadcasting rights                                                --            (42,500)
                                                                -------------    -------------
Net cash used in investing activities                              (3,854,772)     (19,691,264)
                                                                -------------    -------------

FINANCING ACTIVITIES
Debt financing costs                                                     --           (335,458)
Intercompany payable, net                                          10,695,235             --
Proceeds from issuance of Series A redeemable cumulative
  preferred stock of Radio Unica Communications Corp.                    --             44,550
                                                                -------------    -------------
Net cash provided by (used in) financing activities                10,695,235         (290,908)
                                                                -------------    -------------

Net decrease in cash and cash equivalents                          (1,219,855)     (25,013,177)
Cash and cash equivalents at beginning of period                    2,396,044       38,894,144
                                                                -------------    -------------
Cash and cash equivalents at end of period                      $   1,176,189    $  13,880,967
                                                                =============    =============

Reclassification of prepaid expense to broadcast license upon
    consummation of the acquisition of radio stations           $        --      $   2,500,000
                                                                =============    =============
Reclassification of prepaid expense to broadcasting rights       $    395,000     $       --
                                                                =============    =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 1999 consolidated financial statements and notes thereto.

     The Company's revenues and cash flow are typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

2.       ACQUISITIONS

     On October 18, 1999, the Company entered into an asset purchase agreement with Den-Mex LLC to acquire Denver radio station KCUV-AM for a cash purchase price of $2.7 million. On January 3, 2000, after receiving the consent of the Federal Communications Commission (the "FCC") to assign the broadcasting license, the Company completed the acquisition.

     On February 11, 2000 the Company contracted to acquire substantially all the assets used in the operations of radio station KVJY (AM) broadcasting on 840 kHz in McAllen, Texas from El Pistolon Investments, L.P., for a cash purchase price of approximately $2.5 million. The Company funded a $500,000 escrow and has paid a $2.0 million deposit in conjunction with this transaction. The transaction is expected to be finalized upon receipt of the FCC's approval to assign the broadcasting license.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

--------------------------------------------------------------------------------

3.       SUMMARIZED FINANCIAL INFORMATION

     The Senior Discount Notes issued by the Company are guaranteed by all of the Company's Domestic Restricted Subsidiaries on a full, unconditional, joint and several basis. The financial statements of the subsidiary guarantors are omitted as management has determined that separate financial statements and other disclosures concerning the subsidiaries are not material to investors.

                                           AS OF AND FOR THE THREE MONTHS ENDED
                                                          MARCH 31,
                                           -------------------------------------
                                                    2000              1999
                                           ----------------    -----------------
Current assets                                $   9,598,876    $   6,340,805
Total assets                                    132,129,117      102,254,892
Current liabilities                               4,008,105        4,164,492

Total liabilities (including due to parent of
  $44,315,068 and $24,907,956)                   88,799,053       30,714,438
Net revenue                                       6,217,703        1,765,914
Operating expenses                               10,640,891        7,355,206
Net loss                                         (8,052,147)      (8,415,296)

4.   SUBSEQUENT EVENTS

     On April 12, 2000, the Company contracted to acquire substantially all the assets used in the operations of radio station KZDC (AM) broadcasting on 1250 kHz in San Antonio, Texas from Texas Lotus, Ltd., for a cash purchase price of $1.85 million. The Company has been operating the station under a local marketing agreement since January 1998. The transaction is expected to be finalized upon the receipt of the FCC's approval to assign the broadcasting license.

     On April 27, 2000 the Company contracted to acquire substantially all the assets used in the operations of radio station KQTL (AM) broadcasting on 1210 kHz in Tucson, Arizona from Cima Broadcasting, L.L.C., for a cash purchase price of approximately $3.3 million. The Company funded a $300,000 escrow in conjunction with this transaction. The transaction is expected to be finalized upon the receipt of the FCC's approval to assign the broadcasting license.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

     This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2000 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

OVERVIEW

    We generate revenue from sales of network advertising time, and sales of local and national advertising time on radio stations that we own and those that we operate under local marketing agreements (collectively "O&Os"). Advertising rates are, in large part, based upon the network's and each station's ability to attract audiences in demographic groups targeted by advertisers. All revenues are stated net of any agency commissions. We recognize advertising revenue when the commercials are broadcast.

    Our operating expenses consist of programming expenses, marketing and selling costs, including commissions paid to our sales staff, technical and engineering costs, and general and administrative expenses.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 1999

    NET REVENUE. Net revenue increased by approximately $4.4 million or 252 % to approximately $6.2 million for the three months ended March 31, 2000 from approximately $1.8 million for the comparable period in the prior year. The increase in net revenue relates to an increase in the Company's customer base due to the strengthening of the Company's network and O&Os, increases in advertising rates at the Company's network and O&Os, and the increase in the number of O&Os.

     OPERATING EXPENSES. Operating expenses increased by approximately $3.5 million or 40 % to approximately $12.2 million for the three months ended March 31, 2000 from approximately $8.7 million for the comparable period in the prior year. The increase in operating expenses is due to a non-cash stock option compensation expense charge of approximately $0.8 million, increased depreciation and amortization relating to the increase in the number of O&Os of approximately $0.3 million and increased costs associated with the increase in the number of O&Os.

     Direct operating expenses increased by approximately $0.9 million or 123% to approximately $1.6 million for the three months ended March 31, 2000 from approximately $0.7 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion of those O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

    Selling, general and administrative expenses increased by approximately $0.9 million or 30 % to approximately $3.9 million for the three months ended March 31, 2000 from approximately $3.0 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os.

    Network expenses increased by $0.5 million or 13% to approximately $3.7 million for the three months ended March 31, 2000 from approximately $3.2 million for the comparable period in the prior year. The increase in network expenses is mainly due to the increase in cost of network programming, including sporting events, as well as increased network advertising.

    Corporate expenses increased by approximately $0.2 million or 31% to approximately $0.9 million for the three months ended March 31, 2000 from approximately $0.7 million for the comparable period in the prior year. The increase in corporate expenses is mainly due to increased costs of executive management, legal and professional fees and other costs.

     Depreciation and amortization increased by approximately $0.3 million or 31% to approximately $1.4 million for the three months ended March 31, 2000 from approximately $1.1 million for the comparable period in the prior year. The increase in depreciation and amortization is due to significant additions of fixed assets and intangible assets arising from the acquisition of O&Os.

     Stock option compensation expense relates to a non-cash charge of approximately $0.8 million relating to the vesting of stock options granted to employees of the Company to purchase approximately 267,000 shares of Radio Unica Communication Corp's ("RUCC") common stock. The Company is a wholly owned subsidiary of RUCC.

    OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.8 million or 28% to approximately $(3.6) million for the three months ended March 31, 2000 from approximately $(2.8) million for the comparable period in the prior year. Other income (expense) for the three months ended March 31, 2000 is mainly comprised of interest expense of approximately $(3.6) million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $0.5 million in interest income and $(3.3) million in interest expense during the three months ended March 31, 1999.

         NET LOSS. Net loss decreased by approximately $0.2 million or 1% to approximately $(9.6) million for the three months ended March 31, 2000 from approximately $(9.8) million for the comparable period in the prior year. The decrease in net loss is mainly the result of the increase in the Company's revenue partially offset by increased costs associated with the operation of the Company's O&Os, increased sales cost associated with the increase in revenue, increased depreciation and amortization resulting from the increase in the number of O&Os, as well as the non-cash stock option compensation expense relating to the vesting of stock options.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.8 million increased by approximately $2.0 million or 35% to approximately $(3.8) million for the three months ended March 31, 2000 from approximately $(5.8) million for the comparable period in the prior year. EBITDA increased by approximately $1.3 million or 22% to approximately $(4.5) million for the three months ended March 31, 2000 from approximately $(5.8) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in the Company's revenues offset by increase costs associated with the operation of the Company's network and O&Os as well as the non-cash stock option compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has had negative cash flows since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the proceeds from RUCC's initial public offering, the issuance of the 11 3/4 % Senior Discount Notes due August 1, 2006 and the issuance of promissory notes, common stock and preferred stock to RUCC's and the Company's shareholders.

    The Company's primary source of liquidity is the remaining proceeds from RUCC's initial public offering and the borrowing availability under its Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility is a senior secured revolver with $20.0 million of available borrowings subject to certain conditions. At March 31, 2000 there were no amounts outstanding under the Senior Secured Revolving Credit Facility.

     Net cash used in operating activities increased by approximately $3.0 million or 60% to approximately $8.0 million for the three months ended March 31, 2000 from approximately $5.0 million for the comparable period in the prior year. Net cash used in investing activities was approximately $3.9 million and $19.7 million for the three months ended March 31, 2000 and 1999, respectively. The decrease of $15.8 million from 2000 to 1999 is primarily due to fewer radio station acquisitions that took place during 2000. Net cash provided by (used in) financing activities was $10.7 million and $(0.3) million for the three months ended March 31, 2000 and 1999, respectively. The increase of $11.0 million from 2000 to 1999 is due to borrowings from RUCC.

     Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $0.9 million and $0.7 million for the three months ended March 31, 2000 and 1999, respectively. The increase in capital expenditures is primarily due to radio signal upgrade projects and the build-out of studios in Chicago.

     The Company believes that its current cash position, the remaining proceeds from RUCC's initial public offering and the borrowing availability under the Senior Secured Revolving Credit Facility, will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until its business strategy provides the Company with sufficient operating cash flow. There can be no assurance that such business strategy will be successfully implemented or that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of the Company's Senior Discount Notes, and the Company's ability to pay the principal of and interest on the Senior Discount Notes.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We may borrow up to $20 million under our credit facility. Amounts outstanding under the credit facility bear interest, at the Company's option, at the bank's prime rate plus 1.25% or LIBOR plus 2.50%. At March 31, 2000, there were no amounts outstanding under our credit facility.

RADIO UNICA CORP.

PART II - OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit 27.1 - Financial Data Schedule.

      (b)   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Radio Unica Corp.

                                        /s/ Steven E. Dawson
                                    By: __________________________
                                             Steven E. Dawson
                                             Chief Financial Officer


Date:     May 12, 2000