Form 10-Q/A
period 2000-03-31
RADIO UNICA CORP
filed 2000-05-19
CIK 1067636

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A

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
Item 3.  Quantitative and Qualitative Disclosures About Market Risk. 10

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

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    ----------------------------
                                                                                        2000            1999
                                                                                    ------------    ------------
Net revenue                                                                         $  6,217,703    $  1,765,914

Operating expenses:
   Direct operating                                                                    1,630,454         731,910
   Selling, general and administrative                                                 3,863,098       2,977,408
   Network                                                                             3,671,876       3,239,237
   Corporate                                                                             877,492         671,213
   Depreciation and amortization                                                       1,423,240       1,083,921
   Stock option compensation                                                             753,373            --
                                                                                    ------------    ------------
                                                                                      12,219,533       8,703,689
                                                                                    ------------    ------------
Loss from operations                                                                  (6,001,830)     (6,937,775)

Other income (expense):
    Interest expense                                                                  (3,645,774)     (3,274,860)
    Interest income                                                                       13,127         448,856
    Other                                                                                  3,688            --
                                                                                    ------------    ------------
                                                                                      (3,628,959)     (2,826,004)
                                                                                    ------------    ------------
Net loss                                                                            $ (9,630,789)   $ (9,763,779)
Accrued dividends on Series A redeemable
     cumulative preferred stock                                                             --           958,553
                                                                                    ------------    ------------
Net loss applicable to common shareholders                                          $ (9,630,789)   $(10,722,332)
                                                                                    ============    ============
Net loss per common share applicable to
      common shareholders-basic and diluted                                         $    (96,308)   $   (107,223)
                                                                                    ============    ============
Weighted average common shares
     outstanding-basic and dilluted                                                          100             100
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