Form 10-Q
period 2000-06-30
RADIO UNICA CORP
filed 2000-08-09
CIK 1067636

-------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                        Quarterly Report pursuant to Section 13 or 15(d) of the
         |X|            Securities Exchange Act of 1934
                        FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

                        Transition Report Pursuant to Section 13 or 15(d) of
         |_|            the Securities Exchange Act of 1934

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         As of August 9, 2000, 100 shares of Common Stock, $.01 par value were outstanding.

-------------------------------------------------------------------------------

                                RADIO UNICA CORP.

                                TABLE OF CONTENTS


                                                                                               Page
                                                                                               ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.................................................................   2
Item 2.  Management's Discussion and Analysis.................................................   7
Item 3.  Quantitative and Qualitative Disclosures about Market Risk...........................  11

PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................................  12


RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS



                                                        JUNE 30,                           DECEMBER 31,
ASSETS                                                    2000                                 1999
------                                                  --------                           ------------
                                                       (Unaudited)

Current assets:
  Cash and cash equivalents                         $  1,358,240                           $ 2,396,044
  Restricted cash                                        750,000                               305,000
  Accounts receivable, net of allowance for
   doubtful accounts of $521,255 and $255,242,
   respectively                                        8,003,564                             5,145,345
  Prepaid expenses and other current assets            3,359,068                             2,094,735
                                                    ------------                           -----------
Total current assets                                  13,470,872                             9,941,124
  Property and equipment, net of accumulated
   depreciation of $3,764,526 and $2,772,963
   respectively                                       19,848,104                            17,434,918
  Broadcast licenses, net of accumulated
   amortization of $4,963,550 and $3,463,192,
   respectively                                       94,413,828                            84,665,873
  Other intangible assets, net of accumulated
   amortization of $2,813,013 and $2,121,951,
   respectively                                        8,402,466                             9,093,528
  Other assets                                         3,812,061                             5,123,967
                                                    ------------                          ------------
                                                    $139,947,331                          $126,259,410
                                                    ============                          ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable                                  $    981,220                          $   1,877,162
  Accrued expenses                                     3,219,421                              2,112,909
  Current portion of notes payable                        45,730                                216,067
  Deferred income                                        921,560                                     --
                                                    ------------                          -------------
Total current liabilities                              5,167,931                              4,206,138

Other liabilities                                        165,000                                165,000
Notes payable                                             76,911                                 76,911
Deferred taxes                                         1,953,979                              1,953,979
Due to parent, net                                    47,194,891                             25,584,756
Senior discount notes                                124,649,352                            117,732,564

Commitments and contingencies

Stockholders' deficit:
  Common stock $.01 par value; 1,000 shares
   authorized; 100 shares issued and
   outstanding                                                 1                                      1
  Additional paid-in capital                          59,556,278                             59,556,278
  Deferred compensation expense                       (2,758,776)                            (4,265,522)
  Accumulated deficit                                (96,058,236)                           (78,750,695)
                                                     ------------                          ------------
Total stockholders' deficit                          (39,260,733)                           (23,459,938)
                                                     ------------                          ------------
                                                    $139,947,331                           $126,259,410
                                                    =============                          ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                            Three months ended                               Six months ended
                                                 June 30,                                        June 30,
-------------------------------------------------------------------------------------------------------------------------
                                            2000              1999                        2000               1999
                                            ----              ----                        ----               ----

Net revenue                                $ 7,745,933      $  4,581,368                 $ 13,963,636        $  6,347,282

Operating expenses:
  Direct operating                           1,603,605           976,557                    3,234,059           1,708,467
  Selling, general and administrative        4,017,614         3,384,742                    7,880,712           6,362,150
  Network                                    3,133,847         2,392,803                    6,805,723           5,632,040
  Corporate                                    809,152           668,643                    1,686,644           1,339,856
  Depreciation and amortization              1,445,778         1,329,151                    2,869,018           2,413,072
  LMA termination fee                               --         2,000,000                           --           2,000,000
  Stock option compensation                    753,373                --                    1,506,746                  --
                                           ===========       ===========                 ============        ============
                                            11,763,369        10,751,896                   23,982,902          19,455,585
                                           -----------       -----------                 ------------        ------------
Loss from operations                        (4,017,436)       (6,170,528)                 (10,019,266)        (13,108,303)

Other income (expense):
  Interest expense                          (3,711,074)       (3,416,524)                  (7,356,848)         (6,691,384)
  Interest income                               46,223           139,587                       59,350             588,443
  Other                                          5,535                --                        9,223                  --
                                           -----------       -----------                 ------------        ------------
                                            (3,659,316)       (3,276,937)                  (7,288,275)         (6,102,941)
                                           -----------       -----------                 ------------        ------------
Net loss                                    (7,676,752)       (9,447,465)                 (17,307,541)        (19,211,244)

Accrual dividends on Sales A redeemable
  cumulative preferred stock                        --           977,209                           --           1,935,762
                                           -----------       -----------                 ------------        ------------
Net loss applicable to common
  shareholders                             $(7,676,752)     $(10,424,674)                $(17,307,541)       $(21,147,006)
                                           ===========      ============                 ============        ============
Net loss per common share applicable
  to common shareholders - basic and
  diluted                                  $   (76,768)     $   (104,247)                $   (173,075)       $   (211,470)
                                           ===========      ============                 ============        ============
Weighted average common shares
  outstanding - basic and diluted                  100               100                          100                 100
                                           ===========      ============                 ============        ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                  SIX MONTHS ENDED JUNE 30,
                                                          ------------------------------------------
ASSETS                                                    2000                             1999
------                                                    ----                             ----

OPERATING ACTIVITIES
Net loss                                                  $(17,307,541)                $(19,211,244)
Adjustments to reconcile net loss to net cash
  used in operating activities:
  Depreciation and amortization                              2,869,018                    2,413,072
  Provision for bad debts                                      266,013                       99,929
  Accretion of interest on senior discount notes             6,916,788                    6,170,461
  Amortization of deferred financing costs                     385,416                      385,416
  Stock option compensation expense                          1,506,746                           --
  Other                                                       (332,940)                    (487,400)
  Change in assets and liabilities:
    Accounts receivable                                     (3,124,236)                  (2,497,298)
    Prepaid expenses                                          (881,152)                   1,102,011
    Other current assets                                      (128,682)                     (67,318)
    Accounts payable                                          (895,942)                      18,179
    Accrued expenses                                           906,512                      672,993
    Other assets                                              (437,856)                      36,738
    Deposit payable                                                 --                      165,000
                                                          ============                 ============
Net cash used in operating activities                      (10,257,856)                 (11,199,461)
                                                          ------------                 -------------

INVESTING ACTIVITIES
Acquisition of property and equipment                       (1,440,041)                  (1,717,121)
Restricted cash-escrow account                                (650,000)                   9,964,447
Radio broadcasting rights                                           --                      (42,500)
Acquisition of radio stations                               (6,145,041)                 (44,723,582)
Investment in unconsolidated company                        (2,000,000)                          --
                                                          ============                 ============
Net cash used in investing activities                      (10,235,082)                 (36,518,756)
                                                          ------------                 -------------

FINANCING ACTIVITIES
Proceeds from borrowings under the revolving credit
  facility                                                          --                   10,200,000
Debt financing costs                                                --                   (1,135,581)
Proceeds from issuance of Series A redeemable
  cumulative preferred stock of Radio Unica
  Communications Corp.                                              --                       44,550
Intercompany payable, net                                   19,610,134                           --
Repayment of note payable                                     (155,000)                          --
                                                          -------------                -------------
Net cash provided by financing activities                   19,455,134                     9,108,969
                                                          -------------                -------------
Net decrease in cash and cash equivalents                   (1,037,804)                  (38,609,248)
Cash and cash equivalents at beginning of period             2,396,044                    38,894,144
                                                          -------------                -------------
Cash and cash equivalents at end of period                $  1,358,240                 $     284,896
                                                          ============                 =============

Investment in unconsolidated company in exchange
  for advertising                                         $  1,000,000                 $          --
                                                          ============                 =============
Reclassification of prepaid expenses to broadcast
  license upon consummation of the acquisition of
  radio stations                                          $         --                 $   2,500,000
                                                          ============                 =============
Reclassification of other assets to broadcast
  license upon consummation of the acquisition of
  radio stations                                          $ (4,544,301)                $          --
                                                          ============                 =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 1999 consolidated financial statements and notes thereto.

     The Company's revenues and cash flow are typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

     Certain amounts appearing in the 1999 consolidated financial statements have been reclassified to conform with the 2000 presentation.

2.   ACQUISITIONS

     On October 18, 1999, the Company entered into an asset purchase agreement with Den-Mex LLC to acquire Denver radio station KCUV-AM for a cash purchase price of $2.7 million. On January 3, 2000, after receiving the consent of the Federal Communications Commission (the "FCC") to assign the broadcasting license, the Company completed the acquisition.

     On February 11, 2000, the Company entered into an asset purchase agreement with El Pistolon Investments, L.P., to acquire McAllen radio station KVJY-AM for a cash purchase price of $2.5 million. On June 1, 2000 after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition. The purchase price has been allocated to the assets acquired based on preliminary estimates subject to final appraisals.

     On December 23, 1999, the Company entered into an asset purchase agreement with Harry Pappas to acquire Fresno radio station KFRE-AM for a purchase price of $7.5 million. The purchase price was comprised of approximately $5.5 million cash and 76,555 shares of the Company's parent, Radio Unica Communications Corp. ("RUCC") common stock valued at $2.0 million. On June 28, 2000 after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition. The purchase price has been allocated to the assets acquired based on preliminary estimates subject to final appraisals.

     On April 12, 2000, the Company contracted to acquire substantially all the assets used in the operations of radio station KZDC-AM in San Antonio, Texas from Texas Lotus, Ltd., for a cash purchase price of $1.85 million. The Company has been operating the station under a local marketing agreement since January 1998. On July 27, 2000 after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

2.   ACQUISITIONS, CONTINUED

     On April 27, 2000, the Company contracted to acquire substantially all the assets used in the operations of radio station KQTL-AM in Tucson, Arizona from Cima Broadcasting, L.L.C., for a cash purchase price of approximately $3.3 million. The Company funded a $300,000 escrow in conjunction with this transaction. On August 4, 2000 after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

     On June 8, 2000, the Company contracted to acquire substantially all the assets used in the operations of radio station KATD-AM in Pittsburgh, California from Peoples Radio, Inc. for a purchase price of approximately $5.0 million. The purchase price is comprised of approximately $4.5 million cash and 87,500 shares of RUCC common stock valued at approximately $0.5 million. The Company funded a $450,000 escrow in conjunction with this transaction. The transaction is expected to be finalized upon the receipt of the FCC's approval to assign the broadcasting license.

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


                                                       AS OF AND FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,
                                                       ----------------------------------
                                                        2000                        1999
                                                        ----                        ----
Current assets                                       $  12,112,642              $   7,742,632
Total Assets                                           135,589,101                120,774,554
Current liabilities                                      5,167,931                 35,264,176
Total liabilities (including due to parent of
$52,792,652 and $30,287,176)                           104,351,184                 37,150,686
Net revenue                                             13,963,636                  6,347,282
Operating expenses                                      20,883,278                 14,820,634
Net loss                                               (14,207,917)               (14,576,293)



4.   INVESTMENTS

     On June 26, 2000 the Company acquired approximately 3% of SportsYa! Inc, through the purchase of preferred stock, in exchange for $2.0 million in cash and $1.0 million in advertising on the Company's network. SportsYa! Inc. owns SportsYa.com, the leading Spanish and Portuguese language sports portal serving Latin America, Spain and the U.S. Hispanic market.

5.   SUBSEQUENT EVENTS

     On July 18, 2000, the Company acquired approximately 13% of Estrellamundo, LLC for $1.5 million in cash. Estrellamundo LLC is completing construction of a Latin-themed club located within Disneyland in Anaheim, California.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
1999

    NET REVENUE. Net revenue increased by approximately $3.2 million or 69% to approximately $7.8 million for the three months ended June 30, 2000 from approximately $4.6 million for the comparable period in the prior year. The increase in net revenue relates to an increase in the Company's customer base due to the strengthening of the Company's network and O&Os, increases in advertising rates at the Company's network and O&Os, and the maturing of the newer O&Os.

     OPERATING EXPENSES. Operating expenses increased by approximately $1.0 million or 9% to approximately $11.8 million for the three months ended June 30, 2000 from approximately $10.8 million for the comparable period in the prior year. The increase in operating expenses is due to a non-cash stock option compensation expense charge of approximately $0.8 million, increased depreciation and amortization relating to the increase in the number of O&Os of approximately $0.1 million and increased costs associated with the increase in the number of O&Os.

     Direct operating expenses increased by approximately $0.6 million or 64% to approximately $1.6 million for the three months ended June 30, 2000 from approximately $1.0 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion of those O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

    Selling, general and administrative expenses increased by approximately $0.6 million or 19% to approximately $4.0 million for the three months ended June 30, 2000 from approximately $3.4 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in net revenue as well as the increase in the number of O&Os.

    Network expenses increased by $0.7 million or 31% to approximately $3.1 million for the three months ended June 30, 2000 from approximately $2.4 million for the comparable period in the prior year. The increase in network expenses is mainly due to the increase in cost of network programming, including sporting events, as well as increased network advertising.

    Corporate expenses increased by approximately $0.1 million or 21% to approximately $0.8 million for the three months ended June 30, 2000 from approximately $0.7 million for the comparable period in the prior year. The increase in corporate expenses is mainly due to increased costs of legal and professional fees and other costs associated with the growth of the Company.

     Depreciation and amortization increased by approximately $0.1 million or 9% to approximately $1.4 million for the three months ended June 30, 2000 from approximately $1.3 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the additions of fixed and intangible assets arising from the acquisitions of O&Os.

     Stock option compensation expense represents a non-cash charge of approximately $0.8 million relating to the vesting of stock options granted to employees of the Company to purchase approximately 267,000 shares of Radio Unica Communications Corp's ("RUCC") common stock. These stock options were granted before October 19, 1999 the date of RUCC's initial public offering ("IPO"). The Company is a wholly owned subsidiary of RUCC.

    OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $0.4 million or 12% to approximately $(3.7) million for the three months ended June 30, 2000 from approximately $(3.3) million for the comparable period in the prior year. Other income (expense) for the three months ended June 30, 2000 is mainly comprised of interest expense of approximately $(3.7) million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $0.1 million in interest income and $(3.4) million in interest expense during the three months ended June 30, 1999.

     NET LOSS. Net loss decreased by approximately $1.8 million or 19% to approximately $7.7 million for the three months ended June 30, 2000 from approximately $9.5 million for the comparable period in the prior year. The decrease in net loss is mainly the result of the increase in the Company's revenue partially offset by increased costs associated with the operation of the Company's O&Os, increased sales cost associated with the increase in revenue, increased depreciation and amortization resulting from the increase in the number of O&Os, as well as the non-cash stock option compensation expense relating to the vesting of stock options.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.8 million increased by approximately $3.0 million or 62% to approximately $(1.8) million for the three months ended June 30, 2000 from approximately $(4.8) million for the comparable period in the prior year. EBITDA increased by approximately $2.2 million or 47% to approximately $(2.6) million for the three months ended June 30, 2000 from approximately $(4.8) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in the Company's revenues offset by increase costs associated with the operation of the Company's network and O&Os as well as the non-cash stock option compensation expense.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 1999

    NET REVENUE. Net revenue increased by approximately $7.6 million or 120% to approximately $14.0 million for the six months ended June 30, 2000 from approximately $6.4 million for the comparable period in the prior year. The increase in net revenue relates to an increase in the Company's customer base due to the strengthening of the Company's network and O&Os, increases in advertising rates at the Company's network and O&Os, and the maturing of the newer O&Os.

     OPERATING EXPENSES. Operating expenses increased by approximately $4.5 million or 23% to approximately $24.0 million for the six months ended June 30, 2000 from approximately $19.5 million for the comparable period in the prior year. The increase in operating expenses is due to a non-cash stock option compensation expense charge of approximately $1.5 million, increased depreciation and amortization relating to the increase in the number of O&Os of approximately $0.5 million, increased costs in network programming as well as increased costs associated with the increase in the number of O&Os.

     Direct operating expenses increased by approximately $1.5 million or 89% to approximately $3.2 million for the six months ended June 30, 2000 from approximately $1.7 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion of those O&Os.

    Selling, general and administrative expenses increased by approximately $1.5 million or 24% to approximately $7.9 million for the six months ended June 30, 2000 from approximately $6.4 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in net revenue as well as the increase in the number of O&Os.

    Network expenses increased by $1.2 million or 21% to approximately $6.8 million for the six months ended June 30, 2000 from approximately $5.6 million for the comparable period in the prior year. The increase in network expenses is mainly due to the increase in cost of network programming, including sporting events, as well as increased network advertising.

    Corporate expenses increased by approximately $0.4 million or 26% to approximately $1.7 million for the six months ended June 30, 2000 from approximately $1.3 million for the comparable period in the prior year. The increase in corporate expenses is mainly due to increased costs of legal and professional fees and other costs associated with the growth of the Company.

     Depreciation and amortization increased by approximately $0.5 million or 19% to approximately $2.9 million for the six months ended June 30, 2000 from approximately $2.4 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the addition of fixed and intangible assets arising from the acquisition of O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

     Stock option compensation expense represents a non-cash charge of approximately $1.5 million relating to the vesting of stock options granted to employees of the Company to purchase approximately 267,000 shares of RUCC common stock. These stock options were granted before October 19, 1999 the date of RUCC's IPO. The Company is a wholly owned subsidiary of RUCC.

    OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $1.2 million or 19% to approximately $(7.3) million for the six months ended June 30, 2000 from approximately $(6.1) million for the comparable period in the prior year. Other income (expense) for the six months ended June 30, 2000 is mainly comprised of interest expense of approximately $(7.4) million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $0.6 million in interest income and $(6.7) million in interest expense during the six months ended June 30, 1999.

     NET LOSS. Net loss decreased by approximately $1.9 million or 10% to approximately $17.3 million for the six months ended June 30, 2000 from approximately $19.2 million for the comparable period in the prior year. The decrease in net loss is mainly the result of the increase in the Company's revenue partially offset by increased costs associated with the operation of the Company's O&Os, increased sales cost associated with the increase in revenue, increased depreciation and amortization resulting from the increase in the number of O&Os, as well as the non-cash stock option compensation expense relating to the vesting of stock options.

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $1.5 million increased by approximately $5.1 million or 47% to approximately $(5.6) million for the six months ended June 30, 2000 from approximately $(10.7) million for the comparable period in the prior year. EBITDA increased by approximately $3.5 million or 33% to approximately $(7.2) million for the six months ended June 30, 2000 from approximately $(10.7) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in the Company's revenues offset by increase costs associated with the operation of the Company's network and O&Os as well as the non-cash stock option compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has had negative cash flows since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the proceeds from RUCC's initial public offering, the issuance of the 11 3/4% Senior Discount Notes due August 1, 2006 and the issuance of promissory notes, common stock and preferred stock to RUCC's and the Company's shareholders.

    The Company's primary source of liquidity is the remaining proceeds from RUCC's initial public offering and the borrowing availability under its Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility is a senior secured revolver with $20.0 million of available borrowings subject to certain conditions. At June 30, 2000 there were no amounts outstanding under the Senior Secured Revolving Credit Facility.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

     Net cash used in operating activities decreased by approximately $0.9 million or 8% to approximately $10.3 million for the six months ended June 30, 2000 from approximately $11.2 million for the comparable period in the prior year. Net cash used in investing activities was approximately $10.2 million and $36.5 million for the six months ended June 30, 2000 and 1999, respectively. The decrease of approximately $26.3 million from 2000 to 1999 is primarily due to fewer radio station acquisitions that took place during 2000. Net cash provided by financing activities was approximately $19.5 million and $9.1 million for the six months ended June 30, 2000 and 1999, respectively. The increase of approximately $10.4 million from 2000 to 1999 is due to borrowings from RUCC partially offset by borrowings under the revolving credit facility which took place during 1999.

     Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $1.4 million and $1.7 million for the six months ended June 30, 2000 and 1999, respectively. The decrease in capital expenditures is primarily due to fewer station build-outs taking place during 2000.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We may borrow up to $20 million under our credit facility. Amounts outstanding under the credit facility bear interest, at the Company's option, at the bank's prime rate plus 1.25% or LIBOR plus 2.50%. At June 30, 2000, there were no amounts outstanding under our credit facility.

RADIO UNICA CORP.

PART II - OTHER INFORMATION
-------------------------------------------------------------------------------


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibit 27.1 - Financial Data Schedule.

     (b)  SIGNATURES
          ----------
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Radio Unica Corp.

                                   By: /s/ Steven E. Dawson
                                           ---------------------------
                                           Steven E. Dawson
                                           Chief Financial Officer


Date:   August 9, 2000