Form 10-Q
period 2000-09-30
RADIO UNICA CORP
filed 2000-11-08
CIK 1067636

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report pursuant to Section 13 or 15(d) of the
      |X|         Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

  As of November 8, 2000, 100 shares of Common Stock, $.01 par value were outstanding.

--------------------------------------------------------------------------------

                                RADIO UNICA CORP.

                                TABLE OF CONTENTS



                                                                           PAGE
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements...........................................    2
Item 2.  Management's Discussion and Analysis...........................    7
Item 3.  Quantitative and Qualitative Disclosures about Market Risk.....   11

PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K...............................   12

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS


                                                                          SEPTEMBER 30,        DECEMBER 31,
ASSETS                                                                        2000                1999
------------------------------------------------------------------------------------------------------------
                                                                         (UNAUDITED)
Current assets:
   Cash and cash equivalents                                             $     125,634      $   2,396,044
   Restricted cash                                                             450,000            305,000
   Accounts receivable, net of allowance for doubtful accounts of
    $630,509 and $255,242, respectively                                      8,545,548          5,304,089
   Prepaid expenses and other current assets                                 3,521,725          1,935,991
                                                                         -------------      -------------
Total current assets                                                        12,642,907          9,941,124

   Property and equipment, net of accumulated depreciation of
     $4,329,429 and $2,772,963, respectively                                22,047,617         17,434,918
   Broadcast licenses, net of accumulated amortization of $5,793,741
      and $3,463,192, respectively                                          97,641,826         84,665,873
   Other intangible assets, net of accumulated amortization of
     $3,158,544 and $2,121,951, respectively                                 8,056,935          9,093,528
   Other assets                                                              6,039,880          5,123,967
                                                                         -------------      -------------
                                                                         $ 146,429,165      $ 126,259,410
                                                                         =============      =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
---------------------------------------------------------------------------------------------------------
Current liabilities:
   Accounts payable                                                      $   1,355,093      $   1,877,162
   Accrued expenses                                                          3,463,973          2,112,909
   Current portion of notes payable                                             48,583            216,067
   Deferred income                                                             494,965                 --
                                                                         -------------      -------------
Total current liabilities                                                    5,362,614          4,206,138

Other liabilities                                                              165,000            165,000
Notes payable                                                                   54,819             76,911
Deferred taxes                                                               1,953,979          1,953,979
Due to parent, net                                                          56,386,377         25,584,756
Senior discount notes                                                      128,276,747        117,732,564

Commitments and contingencies

Stockholders' deficit:
   Common stock $.01 par value; 1,000 shares authorized;
      100 shares issued and outstanding                                              1                  1
   Additional paid-in-capital                                               59,556,278         59,556,278
   Deferred compensation expense                                            (2,005,402)        (4,265,522)
   Accumulated deficit                                                    (103,321,248)       (78,750,695)
                                                                         -------------      -------------
Total stockholders' deficit                                                (45,770,371)       (23,459,938)
                                                                         -------------      -------------
                                                                         $ 146,429,165      $ 126,259,410
                                                                         =============      =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                           SEPTEMBER 30,                    SEPTEMBER 30,
------------------------------------------------------------------------------------------------------------------
                                                    2000              1999              2000              1999
                                                ------------      ------------      ------------      ------------

Net revenue                                     $  8,677,436      $  4,733,967      $ 22,641,072      $ 11,081,249

Operating expenses:
    Direct operating                               1,937,242           995,572         5,171,301         2,704,039
    Selling, general and administrative            3,741,573         2,697,129        11,622,285         9,059,279
    Network                                        3,221,459         3,500,234        10,027,182         9,132,274
    Corporate                                        865,438           721,429         2,552,082         2,061,285
    Depreciation and amortization                  1,583,019         1,398,228         4,452,037         3,811,300
    LMA termination fee                                   --                --                --         2,000,000
    Stock option compensation                        753,374        19,591,106         2,260,120        19,591,106
                                                ------------      ------------      ------------      ------------
                                                  12,102,105        28,903,698        36,085,007        48,359,283
                                                ------------      ------------      ------------      ------------
Loss from operations                              (3,424,669)      (24,169,731)      (13,443,935)      (37,278,034)

Other income (expense):
    Interest expense                              (3,866,666)       (3,716,300)      (11,223,514)      (10,407,684)
    Interest income                                   20,482            47,540            79,832           635,983
    Other                                              7,841                --            17,064                --
                                                ------------      ------------      ------------      ------------
                                                  (3,838,343)       (3,668,760)      (11,126,618)       (9,771,701)
                                                ------------      ------------      ------------      ------------
Net loss                                          (7,263,012)      (27,838,491)      (24,570,553)      (47,049,735)
Accrued dividends on Series A redeemable
    cumulative preferred stock                            --         1,007,159                --         2,942,921
                                                ------------      ------------      ------------      ------------
Net loss applicable to common shareholders      $ (7,263,012)     $(28,845,650)     $(24,570,553)     $(49,992,656)
                                                ============      ============      ============      ============
Net loss per common share applicable to
    common shareholders - basic and diluted     $    (72,630)     $   (288,457)     $   (245,706)     $   (499,927)
                                                ============      ============      ============      ============

Weighted average common shares
    outstanding - basic and diluted                      100               100               100               100
                                                ============      ============      ============      ============




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                -------------------------------
                                                                                    2000               1999
---------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                        $(24,570,553)     $(47,049,735)
Adjustments to reconcile net loss to net cash used in operating activities:
    Depreciation and amortization                                                  4,452,037         3,811,300
    Provision for bad debt                                                           375,267           290,780
    Accretion of interest on senior discount notes                                10,544,183         9,406,457
    Amortization of deferred financing costs                                         578,124           578,124
    Stock option compensation expense                                              2,260,120        19,591,106
    Amortization of deferred revenue                                                (505,035)               --
    Other                                                                           (254,500)         (285,063)
    Change in assets and liabilities:
     Accounts receivable                                                          (3,775,470)       (3,487,349)
     Prepaid expenses                                                             (1,172,490)        1,626,192
     Radio broadcasting rights                                                            --          (115,797)
     Other assets                                                                 (1,196,778)         (424,006)
     Accounts payable and accrued expenses                                           403,995        (1,573,108)
     Deposit payable                                                                      --           165,000
                                                                                ------------      ------------
Net cash used in operating activities                                            (12,861,100)      (17,466,099)
                                                                                ------------      ------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                             (2,746,197)       (2,352,060)
Restricted cash-escrow account                                                      (650,000)       12,464,326
Acquisitions of radio stations                                                   (11,155,733)      (44,723,582)
Investments in unconsolidated companies                                           (3,504,000)               --

                                                                                ------------      ------------
Net cash used in investing activities                                            (18,055,930)      (34,611,316)
                                                                                ------------      ------------

FINANCING ACTIVITIES
Proceeds from borrowings under the revolving credit facility                              --        14,350,000
Debt financing costs                                                                      --        (1,135,581)
Intercompany payable, net                                                         28,801,620                --
Repayment of notes payable                                                          (155,000)               --
Proceeds from issuance of Series A redeemable cumulative
    preferred stock of Radio Unica Communications Corp.                                   --            44,550

                                                                                ------------      ------------
Net cash provided by financing activities                                         28,646,620        13,258,969
                                                                                ------------      ------------

Net decrease in cash and cash equivalents                                         (2,270,410)      (38,818,446)
Cash and cash equivalents at beginning of period                                   2,396,044        38,894,144
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $    125,634      $     75,698
                                                                                ============      ============

Supplemental disclosures of cash flow information:

    Investment in unconsolidated company in exchange for
     advertising                                                                $  1,000,000      $         --
                                                                                ============      ============

    Reclassification of other assets to broadcast license and property and equipment upon the consummation of the acquisitions of radio
     stations                                                                   $  4,678,322      $         --
                                                                                ============      ============

    Issuance of common stock for acquisition of radio station                   $  2,000,000      $         --
                                                                                ============      ============

    Reclassification  of prepaid expenses to broadcast licenses upon
     consummation of the acquisitions of radio stations                         $         --      $  2,500,000
                                                                                ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION

   The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 1999 consolidated financial statements and notes thereto.

   The Company's revenue and cash flow are typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

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

   On February 11, 2000, the Company entered into an asset purchase agreement with El Pistolon Investments, L.P. to acquire McAllen radio station KVJY-AM for a cash purchase price of $2.5 million. On June 1, 2000 after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

   On December 23, 1999, the Company entered into an asset purchase agreement with Harry Pappas to acquire Fresno radio station KFRE-AM for a purchase price of $7.5 million. The purchase price was comprised of approximately $5.5 million cash and 76,555 shares of the Company's common stock valued at $2.0 million. On June 28, 2000 after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

   On April 12, 2000, the Company entered into an asset purchase agreement with Texas Lotus, Ltd. to acquire San Antonio radio station KZDC-AM for a cash purchase price of $1.83 million. The Company operated the station under a local marketing agreement from January 1998 through July 27, 2000, at which time the Company received the consent of the FCC to assign the side broadcasting license, and completed the acquisition.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

2. ACQUISITIONS, CONTINUED

   On April 27, 2000, the Company entered into an asset purchase agreement with Cima Broadcasting, L.L.C. to acquire Tucson radio station KQTL-AM for a cash purchase price of approximately $3.3 million. The Company funded a $300,000 escrow in conjunction with this transaction. On August 4, 2000 after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition. The purchase price has been allocated to the assets acquired based on preliminary estimates.

   On June 8, 2000, the Company entered into an asset purchase agreement with Peoples Radio, Inc. to acquire Pittsburgh, California radio station KATD-AM for approximately $5.0 million. The purchase price is comprised of approximately $4.5 million cash and 87,500 shares of the Company's common stock valued at approximately $0.5 million. The Company funded a $450,000 escrow in conjunction with this transaction. On October 18, 2000 after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition.

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


                                                 AS OF AND FOR THE NINE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                 -----------------------------------
                                                       2000               1999
                                                 --------------      ---------------
Current assets                                    $  12,517,273      $   5,450,454
Total assets                                        146,303,531        117,927,920
Current liabilities                                   5,362,614         39,125,665
Total liabilities (including due to parent of
  $65,690,051 and $36,412,945, respectively)        129,612,840         41,082,013
Net revenue                                          22,641,072         11,081,249
Operating expenses                                   34,002,852         23,985,059
Net loss                                            (22,488,398)       (22,375,511)


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 1999

   NET REVENUE. Net revenue increased by approximately $4.0 million or 83% to approximately $8.7 million for the three months ended September 30, 2000 from approximately $4.7 million for the comparable period in the prior year. The increase in net revenue relates to an increase in the Company's customer base due to the strengthening of the Company's network and O&Os, the addition of new O&O's and increases in advertising rates at the Company's network and O&Os.

   OPERATING EXPENSES. Operating expenses decreased by approximately $16.8 million or 58% to approximately $12.1 million for the three months ended September 30, 2000 from approximately $28.9 million for the comparable period in the prior year. The decrease in operating expenses is due to a non-cash stock option compensation expense charge of approximately $19.6 million incurred during the three months ended September 30, 1999, offset in part by increased depreciation and amortization relating to the increase in the number of O&Os of approximately $0.2 million and increased costs associated with the increase in the number of O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

   Direct operating expenses increased by approximately $0.9 million or 95% to approximately $1.9 million for the three months ended September 30, 2000 from approximately $1.0 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as spending relating to the promotion of these O&Os.

   Selling, general and administrative expenses increased by approximately $1.0 million or 39% to approximately $3.7 million for the three months ended September 30, 2000 from approximately $2.7 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in variable sales costs as well as the increase in the number of O&Os.

   Network expenses decreased by $0.3 million or 8% to approximately $3.2 million for the three months ended September 30, 2000 from approximately $3.5 million for the comparable period in the prior year. The decrease in network expenses is mainly due to a decrease in the cost of sporting event rights during the three months ended September 30, 2000 as compared to the comparable period in 1999.

   Corporate expenses increased by approximately $0.2 million or 20% to approximately $0.9 million for the three months ended September 30, 2000 from approximately $0.7 million for the comparable period in the prior year. The increase in corporate expenses is mainly due to increased costs in legal and professional fees and other costs associated with the growth of the Company.

   Depreciation and amortization increased by approximately $0.2 million or 13% to approximately $1.6 million for the three months ended September 30, 2000 from approximately $1.4 million for the comparable period in the prior year. The increase in depreciation and amortization is due to additions of fixed and intangible assets arising from the acquisitions of O&Os.

   Stock option compensation decreased by approximately $18.8 million or 96% to approximately $0.8 million from $19.6 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees of the Company to purchase shares of Radio Unica Communications Corp's ("RUCC") common stock. These stock options were granted before October 19, 1999, the date of RUCC's initial public offering ("IPO"). The Company is a wholly owned subsidiary of RUCC.

   OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $0.1 million or 5% to approximately $(3.8) million for the three months ended September 30, 2000 from approximately $(3.7) million for the comparable period in the prior year. Other income (expense) for the three months ended September 30, 2000 is mainly comprised of interest expense of approximately $(3.9) million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(3.7) million in interest expense during the three months ended September 30, 1999.

   NET LOSS. Net loss decreased by approximately $20.5 million or 74% to approximately $7.3 million for the three months ended September 30, 2000 from approximately $27.8 million for the comparable period in the prior year. The decrease in net loss is mainly the result of the increase in the Company's revenue, the decrease in the non-cash stock option compensation expense partially offset by increased costs associated with the operation of the Company's network and O&Os, increased variable sales costs associated with the increase in revenue and depreciation and amortization resulting from the increase in the number of O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
----------------------------------------------------------------------------

   EBITDA. EBITDA, less the non-cash charge relating to the stock option compensation expense of approximately $0.8 million and $19.6 million in 2000 and 1999, respectively, increased by approximately $2.1 million or 66% to approximately $(1.1) million for the three months ended September 30, 2000 from approximately $(3.2) million for the comparable period in the prior year. EBITDA increased by approximately $20.9 million or 92% to approximately $(1.9) million for the three months ended September 30, 2000 from approximately $(22.8) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in the Company's revenues offset by increase costs associated with the operation of the Company's network and O&Os, as well as the non-cash stock option compensation expense of $19.6 million incurred during 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 1999

   NET REVENUE. Net revenue increased by approximately $11.5 million or 104% to approximately $22.6 million for the nine months ended September 30, 2000 from approximately $11.1 million for the comparable period in the prior year. The increase in net revenue relates to an increase in the Company's customer base due to the strengthening of the Company's network and O&Os, the addition of new O&O's and increases in advertising rates at the Company's network and O&Os.

   OPERATING EXPENSES. Operating expenses decreased by approximately $12.3 million or 25% to approximately $36.1 million for the nine months ended September 30, 2000 from approximately $48.4 million for the comparable period in the prior year. The decrease in operating expenses is due to a non-cash stock option compensation expense charge of approximately $19.6 million incurred during 1999, offset in part by increased depreciation and amortization relating to the increase in the number of O&Os of approximately $0.6 million, increased costs in network programming as well as costs associated with the increase in the number of O&Os.

   Direct operating expenses increased by approximately $2.5 million or 91% to approximately $5.2 million for the nine months ended September 30, 2000 from approximately $2.7 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as spending relating to the promotion of these O&Os.

   Selling, general and administrative expenses increased by approximately $2.5 million or 28% to approximately $11.6 million for the nine months ended September 30, 2000 from approximately $9.1 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in variable sales costs as well as the increase in the number of O&Os.

   Network expenses increased by $0.9 million or 10% to approximately $10.0 million for the nine months ended September 30, 2000 from approximately $9.1 million for the comparable period in the prior year. The increase in network expenses is mainly due to the increase in cost of network programming, including sporting events, as well as increased marketing expenditures.

   Corporate expenses increased by approximately $0.5 million or 24% to approximately $2.6 million for the nine months ended September 30, 2000 from approximately $2.1 million for the comparable period in the prior year. The increase in corporate expenses is mainly due to increased costs in legal and professional fees and other costs associated with the growth of the Company.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
----------------------------------------------------------------------------

   Depreciation and amortization increased by approximately $0.6 million or 17% to approximately $4.4 million for the nine months ended September 30, 2000 from approximately $3.8 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the additions of fixed and intangible assets arising from the acquisitions of O&Os.

   Stock option compensation expense decreased by approximately $17.3 million or 88% to approximately $2.3 million from approximately $19.6 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees of the Company to purchase shares of RUCC common stock. These stock options were granted before October 19, 1999 the date of the Company's IPO. The Company is a wholly owned subsidiary of RUCC.

   OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $1.3 million or 14% to approximately $(11.1) million for the nine months ended September 30, 2000 from approximately $(9.8) million for the comparable period in the prior year. Other income (expense) for the nine months ended September 30, 2000 is mainly comprised of interest expense of approximately $(11.2) million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(10.4) million in interest expense during the nine months ended September 30, 1999.

   NET LOSS. Net loss decreased by approximately $22.4 million or 48% to approximately $24.6 million for the nine months ended September 30, 2000 from approximately $47.0 million for the comparable period in the prior year. The decrease in net loss is mainly the result of the increase in the Company's revenue, the decrease in the non-cash stock option compensation expense partially offset by increased costs associated with the operation of the Company's O&Os, increased variable sales costs associated with the increase in revenue and depreciation and amortization resulting from the increase in the number of O&Os.

   EBITDA. EBITDA, less the non-cash charge relating to the stock option compensation expense of approximately $2.3 million and $19.6 million for 2000 and 1999, respectively, increased by approximately $7.2 million or 51% to approximately $(6.7) million for the nine months ended September 30, 2000 from approximately $(13.9) million for the comparable period in the prior year. EBITDA increased by approximately $24.5 million or 73% to approximately $(9.0) million for the nine months ended September 30, 2000 from approximately $(33.5) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in the Company's revenues offset by increase costs associated with the operation of the Company's network and O&Os, as well as the decrease of $17.3 million relating to the non-cash stock option compensation expense.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has had negative cash flows since inception. Working capital and financing of the Company's acquisitions to date have been provided primarily by the proceeds from RUCC's initial public offering, the issuance of the 11 3/4% Senior Discount Notes due August 1, 2006 and the issuance of promissory notes, common stock and preferred stock to RUCC's and the Company's shareholders.

   The Company's primary source of liquidity is the remaining proceeds from RUCC's initial public offering and the borrowing availability under its Senior Secured Revolving Credit Facility. The Senior Secured Revolving Credit Facility is a senior secured revolver with $20.0 million of available borrowings subject to certain conditions. At September 30, 2000 there were no amounts outstanding under the Senior Secured Revolving Credit Facility.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
----------------------------------------------------------------------------

   Net cash used in operating activities decreased by approximately $4.6 million or 26% to approximately $12.9 million for the nine months ended September 30, 2000 from approximately $17.5 million for the comparable period in the prior year. Net cash used in investing activities was approximately $18.1 million and $34.6 million for the nine months ended September 30, 2000 and 1999, respectively. The decrease of approximately $16.5 million from 1999 to 2000 is primarily due to fewer radio station acquisitions that took place during 2000. Net cash provided by financing activities was approximately $28.6 million and $13.3 million for the nine months ended September 30, 2000 and 1999, respectively. The increase of approximately $15.3 million from 1999 to 2000 is due to borrowings from RUCC partially offset by borrowings under the Senior Secured Revolving Credit Facility which took place during 1999.

   Capital expenditures primarily relate to the purchases of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $2.7 million and $2.4 million for the nine months ended September 30, 2000 and 1999, respectively. The increase in capital expenditures is primarily due to station build-outs and signal upgrades that have taken place during 2000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Our market risk exposure with respect to financial instruments is to changes in the "prime rate" in the United States. We may borrow up to $20 million under our Senior Secured Revolving Credit Facility. Amounts outstanding under the credit facility bear interest, at the Company's option, at the bank's prime rate plus 1.25% or LIBOR plus 2.50%. At September 30, 2000, there were no amounts outstanding under our Senior Secured Revolving Credit Facility.

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


                                    Radio Unica Corp.

                                    /s/ Steven E. Dawson
                              By: ----------------------------
                                    Steven E. Dawson
                                    Chief Financial Officer


Date:  November 8, 2000