Form 10-Q
period 2001-03-31
RADIO UNICA CORP
filed 2001-05-14
CIK 1067636

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                     Quarterly Report pursuant to Section 13 or 15(d) of the
         |X|         Securities Exchange Act of 1934
                     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                                 OR

                     Transition Report Pursuant to Section 13 or 15(d) of the
         |_|         Securities Exchange Act of 1934

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

         As of May 14, 2001, 100 shares of Common Stock, $.01 par
value were outstanding.
--------------------------------------------------------------------------------

                                RADIO UNICA CORP.

                                TABLE OF CONTENTS


                                                                                                            PAGE
                                                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements.............................................................................    2
Item 2.  Management's Discussion and Analysis.............................................................    6

PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................................................    9


RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS


                                                                               MARCH 31,               DECEMBER 31,
ASSETS                                                                           2001                     2000
------                                                                       ----------------         ---------------
                                                                               (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                  $       505,517         $       143,619
  Accounts receivable, net of allowance for doubtful
   accounts of $898,309 and $824,261, respectively                                 6,081,073               8,120,254
  Prepaid expenses                                                                 4,679,934               4,098,210
                                                                             ---------------         ---------------
Total current assets                                                              11,266,524              12,362,083

  Property and equipment, net                                                     22,359,143              22,369,517
  Broadcast licenses, net of accumulated amortization
    of $7,623,190 and $6,685,734, respectively                                   100,914,164             101,969,501
  Other intangible assets, net                                                     7,443,998               7,711,404
  Other assets                                                                     2,438,023               2,186,517
                                                                             ---------------         ---------------
                                                                             $   144,421,852         $   146,599,022
                                                                             ===============         ===============


LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable                                                           $       891,008         $       946,267
  Accrued expenses                                                                 2,899,545               2,431,903
  Deferred revenue                                                                   262,440                 262,440
  Current portion of notes payable                                                    40,172                  44,217
                                                                             ---------------         ---------------
Total current liabilities                                                          4,093,165               3,684,827

Other liabilities                                                                         --                 165,000
Notes payable                                                                         36,077                  45,707
Deferred taxes                                                                     1,144,531               1,144,531
Due to parent, net                                                                69,322,338              65,129,936
Senior discount notes                                                            135,813,005             131,972,501

Commitments and contingencies

Stockholders' deficit:
  Common stock; $.01 par value; 1,000 shares authorized,
    100 shares issued and outstanding                                                      1                       1
  Additional paid in capital                                                      59,556,278              59,556,278
  Deferred compensation                                                             (924,738)             (1,102,546)
  Accumulated deficit                                                           (124,618,805)           (113,997,213)
                                                                             ---------------         ---------------
Total stockholders' deficit                                                      (65,987,264)            (55,543,480)
                                                                             ---------------         ---------------
                                                                             $   144,421,852         $   146,599,022
                                                                             ===============         ===============


     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                             -------------------------------------
                                                                                   2001                   2000
                                                                             ----------------     ---------------

Net revenue                                                                  $     5,621,329         $     6,217,703

Operating expenses:
  Direct operating                                                                 1,667,996               1,630,454
  Selling, general and administrative                                              4,112,580               3,863,098
  Network                                                                          3,737,542               3,671,876
  Corporate                                                                          833,684                 877,492
  Depreciation and amortization                                                    1,667,540               1,423,240
  Stock option compensation                                                          177,808                 753,373
                                                                             ---------------         ---------------
                                                                                  12,197,150              12,219,533
                                                                             ---------------         ---------------
Loss from operations                                                              (6,575,821)             (6,001,830)

Other income (expense):
  Interest expense                                                                (4,063,013)             (3,645,774)
  Interest income                                                                      9,534                  13,127
  Other                                                                                7,708                   3,688
                                                                             ---------------         ---------------
                                                                                  (4,045,771)             (3,628,959)
                                                                             ---------------         ---------------
Net loss                                                                     $   (10,621,592)        $    (9,630,789)
                                                                             ===============         ===============
Net loss per common share - basic and diluted                                $      (106,216)        $       (96,308)
                                                                             ===============         ===============
Weighted average common shares
  outstanding - basic and diluted                                                        100                     100
                                                                             ===============         ===============

     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)



                                                                                         THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                    2001                  2000
                                                                             ---------------        ----------------
OPERATING ACTIVITIES
Net loss                                                                     $   (10,621,592)        $    (9,630,789)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    1,667,540               1,423,240
  Provision for bad debt                                                              74,048                  89,413
  Accretion of interest on senior discount notes                                   3,840,504               3,426,111
  Amortization of deferred financing costs                                           192,708                 192,708
  Stock option compensation expense                                                  177,808                 753,373
  Other                                                                              (97,350)               (224,500)
  Change in assets and liabilities:
    Accounts receivable                                                            1,800,135              (1,160,475)
    Prepaid expenses                                                                (704,089)             (1,038,658)
    Other assets                                                                     (54,299)             (2,273,382)
    Accounts payable                                                                 (55,259)               (692,651)
    Accrued expenses                                                                 467,642                 498,368
    Radio broadcasting rights                                                             --                 576,924
                                                                             ---------------         ---------------
Net cash used in operating activities                                             (3,312,204)             (8,060,318)
                                                                             ---------------         ---------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                               (518,300)               (869,257)
Restricted cash-escrow account                                                            --                (501,500)
Acquisition of radio stations                                                             --              (2,484,015)
                                                                             ---------------         ---------------
Net cash used in investing activities                                               (518,300)             (3,854,772)
                                                                             ---------------         ---------------

FINANCING ACTIVITIES
Intercompany payable, net                                                          4,192,402              10,695,235
                                                                             ---------------         ---------------
Net cash provided by financing activities                                          4,192,402              10,695,235
                                                                             ---------------         ---------------

Net increase (decrease) in cash and cash equivalents                                 361,898              (1,219,855)
Cash and cash equivalents at beginning of period                                     143,619               2,396,044
                                                                             ---------------         ---------------
Cash and cash equivalents at end of period                                   $       505,517         $     1,176,189
                                                                             ===============         ===============

Reclassfication of prepaid expense to broadcasting rights                    $           --          $       395,000
                                                                             ===============         ===============



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
-------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated condensed financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 2000 consolidated financial statements and notes thereto.

     The Company's revenues and cash flow are typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

2.   SUBSEQUENT EVENTS

     On April 30, 2001, the Company entered into an asset purchase agreement with Marketing Advertising & Sales Services, Inc. and related companies to acquire its marketing and promotions businesses for a purchase price of approximately $4.2 million. With this transaction, the Company acquired approximately $1.6 million in working capital, which included approximately $0.7 million in cash. The purchase price was comprised of a cash payment of approximately $2.1 million and a promissory note of approximately $2.1 million. The promissory note bears interest at a rate of 8% per annum. Principal and interest on the promissory note is payable concurrently. Principal payments are scheduled to be made as follows:

                      April 30, 2002            $   953,561
                      April 30, 2003                625,000
                      April 30, 2004                500,000
                                                ------------
                                                $ 2,078,561
                                                ============


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

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000

     NET REVENUE. Net revenue decreased by approximately $0.6 million or 10% to approximately $5.6 million for the three months ended March 31, 2001 from approximately $6.2 million for the comparable period in the prior year. The decrease in net revenue relates to revenue which was generated through the broadcast of a major soccer event, "Copa Oro", during February 2000.

     OPERATING EXPENSES. Operating expenses remained constant at approximately $12.2 million for the three months ended March 31, 2001 and 2000.

     Direct operating expenses remained constant at approximately $1.6 million for the three months ended March 31, 2001 and 2000. Direct operating expenses are comprised of costs associated with the operation of the O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

    Selling, general and administrative expenses increased by approximately $0.2 million or 6% to approximately $4.1 million for the three months ended March 31, 2001 from approximately $3.9 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os.

     Network expenses remained constant at approximately $3.7 million for the three months ended March 31, 2001 and 2000. Network expenses are comprised of network programming and other network related costs.

     Corporate expenses decreased by approximately $0.1 million or 5% to approximately $0.8 million for the three months ended March 31, 2001 from approximately $0.9 million for the comparable period in the prior year. The decrease in corporate expenses is mainly due to decreased legal and professional fees and other costs.

     Depreciation and amortization increased by approximately $0.3 million or 17% to approximately $1.7 million for the three months ended March 31, 2001 from approximately $1.4 million for the comparable period in the prior year. The increase in depreciation and amortization is due to significant additions of fixed assets and intangible assets arising from the acquisitions, upgrades and build outs of O&Os.

     Stock option compensation expense decreased by approximately $0.6 million or 76% to approximately $0.2 million for the three months ended March 31, 2001 from approximately $0.8 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of Radio Unica Communications Corp's ("RUCC") common stock. These stock options were granted prior to October 19, 1999, the date of the RUCC's initial public offering. The decrease in stock option compensation expense is due to a large portion of the stock options granted becoming fully vested during 2000.

     OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $0.4 million or 11% to approximately $(4.0) million for the three months ended March 31, 2001 from approximately $(3.6) million for the comparable period in the prior year. Other income (expense) for the three months ended March 31, 2001 primarily relates to included interest expense on the outstanding balance of the Senior Discount Notes of approximately $(4.1) million. The Company had approximately $(3.6) million in interest expense during the three months ended March 31, 2000.

     NET LOSS. Net loss increased by approximately $1.0 million or 10% to approximately $(10.6) million for the three months ended March 31, 2001 from approximately $(9.6) million for the comparable period in the prior year. The increase in net loss is mainly the result of the decrease in the Company's revenue and increased interest expense relating to the Senior Discount Notes.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
AND FINANCIAL CONDITION (CONTINUED)
-------------------------------------------------------------------------------

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.2 million decreased by approximately $0.9 million or 24% to approximately $(4.7) million for the three months ended March 31, 2001 from approximately $(3.8) million for the comparable period in the prior year. EBITDA decreased by approximately $0.3 million or 7% to approximately $(4.9) million for the three months ended March 31, 2001 from approximately $(4.6) million for the comparable period in the prior year. The decrease in EBITDA is mainly a result of the decrease in the Company's revenue and increased selling, general and administrative expense offset in part by decreased non-cash stock option compensation expense.

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

     The Company's primary source of liquidity is the remaining proceeds from RUCC's initial public offering.

     Net cash used in operating activities decreased by approximately $4.8 million or 59% to approximately $3.3 million for the three months ended March 31, 2001 from approximately $8.1 million for the comparable period in the prior year. Net cash used in investing activities was approximately $0.5 million and $3.9 million for the three months ended March 31, 2001 and 2000, respectively. The decrease of approximately $3.4 million from 2001 to 2000 is primarily due to the lack of radio station acquisitions during 2001. Net cash provided by financing activities was approximately $4.2 million and $10.7 million for the three months ended March 31, 2001 and 2000, respectively. The decrease of approximately $6.5 million from 2001 to 2000 is due to fewer borrowings from RUCC due to the lack of radio station acquisitions during 2001.

     Capital expenditures primarily relates to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $0.5 million and $0.9 million for the three months ended March 31, 2001 and 2000, respectively. The decrease in capital expenditures is primarily due to fewer upgrades and build-outs of O&Os during 2001.

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

     (a)      None




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


Date:  May 14, 2001