Form 10-Q
period 2001-06-30
RADIO UNICA CORP
filed 2001-08-13
CIK 1067636

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

      As of August 13, 2001, 100 shares of Common Stock, $.01 par value were outstanding.

================================================================================

                                RADIO UNICA CORP.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements................................................  2
Item 2.  Management's Discussion and Analysis................................  8

PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.................................... 13

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                               JUNE 30,          DECEMBER 31,
ASSETS                                                                           2001                2000
--------------------------------------------------------------------------------------------------------------
                                                                              (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                  $     393,210       $     143,619
  Accounts receivable, net of allowance for doubtful accounts of
   $818,436 and $824,261, respectively                                          10,258,364           8,120,254
  Prepaid expenses and other current assets                                      4,758,538           4,098,210
                                                                             -------------       -------------
Total current assets                                                            15,410,112          12,362,083
  Property and equipment, net of accumulated depreciation of $5,696,925
   and $4,464,924, respectively                                                 22,998,052          22,369,517
  Broadcast licenses, net of accumulated amortization of $8,527,658
   and $6,685,734, respectively                                                100,009,686         101,969,501
  Other intangible assets, net of accumulated amortization of
   $4,037,518 and $3,504,074, respectively                                       9,738,089           7,711,404
  Other assets                                                                   3,258,960           2,186,517
                                                                             -------------       -------------
                                                                             $ 151,414,899       $ 146,599,022
                                                                             =============       =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                           $   1,569,213       $     946,267
  Accrued expenses                                                               3,728,000           2,431,903
  Current portion of notes payable                                                 994,386              44,217
  Deferred revenue and fees                                                      1,225,768             262,440
                                                                             -------------       -------------
Total current liabilities                                                        7,517,367           3,684,827

Other liabilities                                                                   25,000             165,000
Notes payable                                                                    1,180,091              45,707
Due to parent, net                                                              75,611,515          65,129,936
Deferred taxes                                                                   1,066,496           1,144,531
Senior discount notes                                                          139,725,884         131,972,501

Commitments and contingencies

Preferred stock; $.01 par value; 5,000,000 shares authorized;
  no shares issued and outstanding                                                      --                  --

Stockholders' deficit:
  Common stock; $.01 par value; 1,000 shares authorized,
   100 shares issued and outstanding                                                     1                   1
  Additional paid-in-capital                                                    59,556,278          59,556,278
  Deferred compensation expense                                                   (746,932)         (1,102,546)
  Accumulated deficit                                                         (132,520,801)       (113,997,213)
                                                                             -------------       -------------
Total stockholders' deficit                                                    (73,711,454)        (55,543,480)
                                                                             -------------       -------------
                                                                             $ 151,414,899       $ 146,599,022
                                                                             =============       =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
--------------------------------------------------------------------------------

                                                         THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                               JUNE 30,                             JUNE 30,
------------------------------------------------------------------------------------------------------------------------
                                                       2001               2000               2001               2000
                                                   ------------       ------------       ------------       ------------
Net revenue                                        $  9,923,227       $  7,745,933       $ 15,544,556       $ 13,963,636

Operating expenses:
  Direct operating                                    2,424,287          1,603,605          4,092,283          3,234,059
  Selling, general and administrative                 4,246,408          4,017,614          8,358,988          7,880,712
  Network                                             3,964,496          3,133,847          7,702,038          6,805,723
  Corporate                                             852,626            809,152          1,686,310          1,686,644
  Cost of promotion services                            700,507                 --            700,507                 --
  Depreciation and amortization                       1,592,253          1,445,778          3,259,793          2,869,018
  Stock option compensation                             177,806            753,373            355,614          1,506,746
                                                   ------------       ------------       ------------       ------------
                                                     13,958,383         11,763,369         26,155,533         23,982,902
                                                   ------------       ------------       ------------       ------------
Loss from operations                                 (4,035,156)        (4,017,436)       (10,610,977)       (10,019,266)

Other income (expense):
  Interest expense                                   (4,163,348)        (3,711,074)        (8,226,361)        (7,356,848)
  Interest income                                        10,135             46,223             19,669             59,350
  Other                                                 208,338              5,535            216,046              9,223
                                                   ------------       ------------       ------------       ------------
                                                     (3,944,875)        (3,659,316)        (7,990,646)        (7,288,275)
                                                   ------------       ------------       ------------       ------------
Loss before income taxes                             (7,980,031)        (7,676,752)       (18,601,623)       (17,307,541)
Income tax benefit                                       78,035                 --             78,035                 --
                                                   ------------       ------------       ------------       ------------
Net loss                                           $ (7,901,996)      $ (7,676,752)      $(18,523,588)      $(17,307,541)
                                                   ============       ============       ============       ============

Net loss per common share - basic and diluted      $    (79,020)      $    (76,768)      $   (185,236)      $   (173,075)
                                                   ============       ============       ============       ============

Weighted average common shares
  outstanding - basic and diluted                           100                100                100                100
                                                   ============       ============       ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
--------------------------------------------------------------------------------

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                          -------------------------------
                                                                               2001               2000
---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                  $(18,523,588)      $(17,307,541)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                              3,259,793          2,869,018
  Provision for bad debts                                                      (25,825)           266,013
  Accretion of interest on senior discount notes                             7,753,383          6,916,788
  Amortization of deferred financing costs                                     385,820            385,416
  Stock option compensation expense                                            355,614          1,506,746
  Loss on investment in unconsolidated company                                 131,677                 --
  Deferred income taxes                                                        (78,035)                --
  Other                                                                       (653,683)          (332,940)
  Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                       (696,282)        (3,124,236)
    Prepaid expenses and other current assets                                 (339,272)          (881,152)
    Other assets                                                               (67,847)          (566,538)
    Accounts payable                                                           524,127           (895,942)
    Accrued expenses                                                           611,450            906,512
    Deferred revenue                                                            78,816                 --
    Deposit payable                                                             25,000                 --
                                                                          ------------       ------------
Net cash used in operating activities                                       (7,258,852)       (10,257,856)
                                                                          ------------       ------------

INVESTING ACTIVITIES
Acquisition of property and equipment                                       (1,603,352)        (1,440,041)
Restricted cash-escrow account                                                      --           (650,000)
Acquisition of wholly owned subsidiary, net of cash received                (1,342,687)                --
Acquisition of radio stations                                                       --         (6,145,041)
Investment in unconsolidated company                                                --         (2,000,000)
                                                                          ------------       ------------
Net cash used in investing activities                                       (2,946,039)       (10,235,082)
                                                                          ------------       ------------

FINANCING ACTIVITIES
Intercompany payable, net                                                   10,481,578         19,610,134
Repayment of notes payable                                                     (27,096)          (155,000)
                                                                          ------------       ------------
Net cash provided by financing activities                                   10,454,482         19,455,134
                                                                          ------------       ------------

Net decrease in cash and cash equivalents                                      249,591         (1,037,804)
Cash and cash equivalents at beginning of period                               143,619          2,396,044
                                                                          ------------       ------------
Cash and cash equivalents at end of period                                $    393,210       $  1,358,240
                                                                          ============       ============

Issuance of note payable in connection with acquisition of
  wholly owned subsidiary                                                 $  2,078,561       $         --
                                                                          ============       ============

Investment in unconsolidated company in exchange for
  advertising                                                             $         --       $  1,000,000
                                                                          ============       ============

Reclassification of other assets to broadcast license upon
  consummation of the acquisition of radio stations                       $         --       $ (4,544,301)
                                                                          ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.    BASIS OF PRESENTATION

      The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 2000 consolidated financial statements and notes thereto.

      The Company's revenues and cash flow are typically lowest in the first calendar quarter and highest in the fourth calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

      Certain amounts appearing in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The statement discontinues the use of the pooling of interest method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. Management has completed an evaluation of the effects of this statement and believes that it will not have an effect on the Company's consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. The Company will adopt this statement effective January 1, 2002. Management is currently evaluating the effect of the adoption of the statement on the Company's consolidated financial statements.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

2.    ACQUISITIONS

      On April 30, 2001, the Company entered into an asset purchase agreement with Marketing Advertising & Sales Services, Inc. and related companies ("MASS") to acquire MASS' marketing and promotions businesses for a purchase price of approximately $4.2 million. In connection with this transaction, the Company acquired approximately $1.5 million in working capital, which included approximately $0.7 million in cash. The purchase price was comprised of a cash payment of approximately $2.1 million and a promissory note of approximately $2.1 million. The promissory note bears interest at a rate of 8% per annum. Principal and interest on the promissory note is payable concurrently. Principal payments are scheduled to be made as follows:

                           April 30, 2002            $    953,561
                           April 30, 2003                 625,000
                           April 30, 2004                 500,000
                                                     ------------
                                                     $  2,078,561
                                                     ============

      The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their underlying values, subject to final adjustments.

      The pro forma unaudited results of operations of the Company for the six months ended June 30, 2001 and 2000 assuming the MASS acquisition had been consummated as of January 1, 2000 is as follows:

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                   -------------------------------
                                                       2001                2000
                                                   ------------       ------------
                                                             (UNAUDITED)
Net revenue                                        $ 18,460,479       $ 20,224,390
                                                   ============       ============
Net loss                                           $(18,135,472)      $(15,101,303)
                                                   ============       ============
Net loss per common share - basic and diluted      $   (181,355)      $   (151,013)
                                                   ============       ============

      The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the acquisition of MASS occurred on January 1, 2000, or of future results of operations of the consolidated entities.

3.    INVESTMENTS

      In 2001, the Company guaranteed a $3.5 million loan for Estrellamundo LLC. The loan was guaranteed through the issuance of a letter of credit and reduces the Company's borrowing capacity under the revolving credit facility. In exchange for this guarantee, the Company received an additional 10.5% equity interest in Estrellamundo LLC valued at approximately $1.2 million. In connection with this transaction, the Company recorded $1.2 million in deferred income which is being amortized over the life of the guarantee.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

4.    SEGMENT OPERATING RESULTS

BUSINESS SEGMENTS

      Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. As a result of the MASS acquisition, during the second quarter of 2001 the Company classified its businesses into two reporting segments: Radio Broadcasting and Promotion Services. The Radio Broadcasting segment includes the operations of the Company's radio network and all owned and/or operated radio stations. The Promotion Services segment includes the operations of the Company's recently acquired marketing and promotions business, MASS. The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and operating income (loss) before depreciation and amortization, ("EBITDA").

Results by segment are as follows:

                                THREE MONTHS         SIX MONTHS
                                   ENDED               ENDED
                               -------------       -------------
                                          JUNE 30, 2001
                               ---------------------------------
                                           (UNAUDITED)
Net revenue
  Radio broadcasting           $   8,729,605          14,350,934
  Promotion services               1,193,622           1,193,622
                               -------------       -------------
Consolidated                   $   9,923,227       $  15,544,556
                               =============       =============

Operating income (loss)
  Radio broadcasting           $  (4,230,907)      $ (10,806,728)
  Promotion services                 195,752             195,752
                               -------------       -------------
Consolidated                   $  (4,035,155)      $ (10,610,976)
                               =============       =============

EBITDA
  Radio broadcasting           $  (2,660,649)      $  (7,568,930)
  Promotion services                 217,747             217,747
                               -------------       -------------
Consolidated                   $  (2,442,902)      $  (7,351,183)
                               =============       =============

Total Identifiable Assets
  Radio broadcasting           $ 148,248,048       $ 148,248,048
  Promotion services               3,166,851           3,166,851
                               -------------       -------------
Consolidated                   $ 151,414,899       $ 151,414,899
                               =============       =============

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION
--------------------------------------------------------------------------------

      This report contains "forward-looking statements" within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2001 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2000

      NET REVENUE. Net revenue increased by approximately $2.2 million or 28% to approximately $9.9 million for the three months ended June 30, 2001 from approximately $7.7 million for the comparable period in the prior year. The increase in net revenue relates to increased network sales and revenue associated with the acquisition of MASS, offset in part by lower sales for the O&Os.

      OPERATING EXPENSES. Operating expenses increased by approximately $2.2 million or 19% to approximately $14.0 million for the three months ended June 30, 2001 from approximately $11.8 million for the comparable period in the prior year. The increase in operating expenses is due to increased direct operating expenses of approximately $0.8 million, increased selling, general and administrative expenses of approximately $0.2 million, increased network expenses of approximately $0.8 million, increased depreciation and amortization of approximately $0.2 million and costs associated with the operations of MASS of approximately $0.7 million, offset by a reduction in stock option compensation expense of approximately $0.6 million..

      Direct operating expenses increased by approximately $0.8 million or 51% to approximately $2.4 million for the three months ended June 30, 2001 from approximately $1.6 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion and marketing of the Company's O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

      Selling, general and administrative expenses increased by approximately $0.2 million or 6% to approximately $4.2 million for the three months ended June 30, 2001 from approximately $4.0 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os as well as administrative cost associated with MASS.

      Network expenses increased by approximately $0.8 million or 27% to approximately $3.9 million for the three months ended June 30, 2001 from approximately $3.1 million for the comparable period in the prior year. The increase in network expenses is mainly due to the increase in cost of network programming, including sporting events, increased sales commissions associated with the increase in network sales as well as increased spending associated with the promotion and marketing of the network.

      Corporate expenses increased by approximately $0.1 million or 5% to approximately $0.9 million for the three months ended June 30, 2001 from approximately $0.8 million for the comparable period in the prior year. The increase in corporate expenses is mainly due to increased costs of legal and professional fees and other costs associated with the growth of the Company.

      Cost of promotion services of approximately $0.7 million for the three months ended June 30, 2001 relates to the revenues generated by MASS.

      Depreciation and amortization increased by approximately $0.2 million or 10% to approximately $1.6 million for the three months ended June 30, 2001 from approximately $1.4 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the additions of fixed and intangible assets arising from the acquisitions and buildout of O&Os.

      Stock option compensation expense decreased by approximately $0.6 million or 76% to approximately $0.2 million for the three months ended June 30, 2001 from approximately $0.8 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of Radio Unica Communications Corp's ("RUCC") common stock. These stock options were granted prior to October 19, 1999, the date of RUCC's initial public offering. The decrease in stock option compensation expense is due to a large portion of the stock options granted becoming fully vested during 2000.

      OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.3 million or 8% to approximately $(3.9) million for the three months ended June 30, 2001 from approximately $(3.6) million for the comparable period in the prior year. Other income (expense) for the three months ended June 30, 2001 is mainly comprised of interest expense of approximately $(4.2) million and other income of approximately $0.2 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(3.7) million in interest expense during the three months ended June 30, 2000.

      INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $0.1 million for the three months ended June 30, 2001. The benefit results from the Company's ability to utilize a portion of its net operating tax loss carryfowards to offset existing deferred tax liabilities.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

      NET LOSS. Net loss increased by approximately $0.2 million or 3% to approximately $7.9 million for the three months ended June 30, 2001 from approximately $7.7 million for the comparable period in the prior year. The increase in net loss is mainly the result of the increased costs associated with the promotion and marketing of the Company's network and O&Os, increased sales costs associated with the increase in revenue, increased depreciation and amortization resulting from the increase in the number of O&Os and buildout of O&Os, and increased interest on the outstanding balance of the Senior Discount Notes.

      EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.2 million increased by approximately $0.5 million or 25% to approximately $(2.3) million for the three months ended June 30, 2001 from approximately $(1.8) million for the comparable period in the prior year. EBITDA increased by approximately $0.1 million or 5% to approximately $(2.4) million for the three months ended June 30, 2000 from approximately $(2.5) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in the Company's revenue offset by increased costs associated with the operations of the Company's network and O&Os as well as the reduction of approximately $0.6 million in non-cash stock option compensation expense.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2000

      NET REVENUE. Net revenue increased by approximately $1.5 million or 11% to approximately $15.5 million for the six months ended June 30, 2001 from approximately $14.0 million for the comparable period in the prior year. The increase in net revenue relates to increased network sales and revenue associated with the acquisition of MASS, offset in part by lower sales for the O&Os.

      OPERATING EXPENSES. Operating expenses increased by approximately $2.2 million or 9% to approximately $26.2 million for the six months ended June 30, 2001 from approximately $24.0 million for the comparable period in the prior year. The increase in operating expenses is due to increased direct operating expenses of approximately $0.9 million, increased selling, general and administrative expenses of approximately $0.5 million, increased network expenses of approximately $0.9 million, increased depreciation and amortization of approximately $0.4 million and the costs associated with the operations of MASS of approximately $0.7 million, offset by a reduction in stock option compensation expense of approximately $1.2 million.

      Direct operating expenses increased by approximately $0.9 million or 27% to approximately $4.1 million for the six months ended June 30, 2001 from approximately $3.2 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os as well as increased spending relating to the promotion and marketing of those O&Os.

      Selling, general and administrative expenses increased by approximately $0.5 million or 6% to approximately $8.4 million for the six months ended June 30, 2001 from approximately $7.9 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os as well as administrative costs associated with MASS.

      Network expenses increased by approximately $0.9 million or 13% to approximately $7.7 million for the six months ended June 30, 2001 from approximately $6.8 million for the comparable period in the prior year. The increase in network expenses is mainly due to the increase in cost of network programming, including sporting events, increased sales commissions associated with the increase in network sales as well as increased spending associated with the promotion and marketing of the network.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

      Corporate expenses remained constant at approximately $2.0 million for the six months ended June 30, 2001 and 2000. Corporate expenses are comprised of the cost of corporate management as well as legal and professional fees.

      Cost of promotion services of approximately $0.7 million for the six months ended June 30, 2001 relates to the revenue generated by MASS.

      Depreciation and amortization increased by approximately $0.4 million or 14% to approximately $3.3 million for the six months ended June 30, 2001 from approximately $2.9 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the additions of fixed and intangible assets arising from the acquisitions and buildouts of O&Os.

      Stock option compensation expense decreased by approximately $1.1 million or 76% to approximately $0.4 million for the six months ended June 30, 2001 from approximately $1.5 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of RUCC common stock. These stock options were granted prior to October 19, 1999, the date of RUCC's initial public offering. The decrease in stock option compensation expense is due to a large portion of the stock options granted becoming fully vested during 2000

      OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.7 million or 10% to approximately $(8.0) million for the six months ended June 30, 2000 from approximately $(7.3) million for the comparable period in the prior year. Other income (expense) for the six months ended June 30, 2001 is mainly comprised of interest expense of approximately $(8.2) million and other income of approximately $0.2 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(7.4) million in interest expense during the six months ended June 30, 2000.

      INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $0.1 million for the six months ended June 30, 2001. The benefit results from the Company's ability to utilize a portion of its net operating tax loss carryfowards to offset existing deferred tax liabilities.

      NET LOSS. Net loss increased by approximately $1.2 million or 7% to approximately $18.5 million for the six months ended June 30, 2001 from approximately $17.3 million for the comparable period in the prior year. The increase in net loss is mainly the result of the increased costs associated with the promotion and marketing of the Company's network and O&Os, increased sales costs associated with the increase in revenue, increased depreciation and amortization resulting from the increase in the number of O&Os and buildout of O&Os, and increased interest on the outstanding balance of the Senior Discount Notes.

      EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.4 million decreased by approximately $1.4 million or 24% to approximately $(7.0) million for the six months ended June 30, 2001 from approximately $(5.6) million for the comparable period in the prior year. EBITDA decreased by approximately $0.2 million or 3% to approximately $(7.4) million for the six months ended June 30, 2001 from approximately $(7.2) million for the comparable period in the prior year. The decrease in EBITDA is mainly a result of the increased costs associated with the operation of the Company's network and O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

LIQUIDITY AND CAPITAL RESOURCES

      The Company has had negative cash flows since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the proceeds from RUCC's initial public offering, the issuance of the 11 3/4% Senior Discount Notes due August 1, 2006 and the issuance of promissory notes, common stock and preferred stock to RUCC's shareholders.

      The Company's primary source of liquidity is the remaining proceeds from RUCC's initial public offering.

      Net cash used in operating activities decreased by approximately $3.0 million or 29% to approximately $7.3 million for the six months ended June 30, 2001 from approximately $10.3 million for the comparable period in the prior year. Net cash used in investing activities was approximately $3.0 million and $10.2 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of approximately $7.2 million from 2001 to 2000 is primarily due to there being no radio station acquisitions during 2001. Net cash provided by financing activities was approximately $10.5 million and $19.5 million for the six months ended June 30, 2001 and 2000, respectively. The decrease of approximately $9.0 million from 2001 to 2000 is due to fewer borrowings from RUCC due to the lack of radio station acquisitions during 2001.

      Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $1.6 million and $1.4 million for the six months ended June 30, 2001 and 2000, respectively. The increase in capital expenditures is primarily due to station buildouts and signal upgrades that are taking place during 2001.

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

RECENT ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141, "Business Combinations". The statement discontinues the use of the pooling of interest method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001. Management has completed an evaluation of the effects of this statement and believes that it will not have an effect on the Company's consolidated financial statements.

      In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. The Company will adopt this statement effective January 1, 2002. Management is currently evaluating the effect of the adoption of the statement on the Company's consolidated financial statements.

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

Date: August 13, 2001