Form 10-Q
period 2001-09-30
RADIO UNICA CORP
filed 2001-11-14
CIK 1067636

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                  Quarterly Report pursuant to Section 13 or 15(d) of the
         |X|      Securities Exchange Act of 1934
                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         As of November 14, 2001, 100 shares of Common Stock, $.01 par value were outstanding.

================================================================================

                                RADIO UNICA CORP.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I.     FINANCIAL INFORMATION

Item 1.  Financial Statements................................................. 2
Item 2.  Management's Discussion and Analysis................................. 9

PART II.    OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................15

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS


                                                                             SEPTEMBER 30,      DECEMBER 31,
ASSETS                                                                           2001               2000
------------------------------------------------------------------------------------------------------------
                                                                             (UNAUDITED)
Current assets:
  Cash and cash equivalents                                                 $   2,577,897      $     143,619
  Accounts receivable, net of allowance for doubtful accounts of
    $1,144,168 and $824,261, respectively                                      10,191,797          8,120,254
  Prepaid expenses and other current assets                                     2,915,360          4,098,210
                                                                            -------------      -------------
Total current assets                                                           15,685,054         12,362,083

  Property and equipment, net of accumulated depreciation of $6,366,914
    and $4,464,924, respectively                                               23,023,137         22,369,517
  Broadcast licenses, net of accumulated amortization of $9,432,135
    and $6,685,734, respectively                                               99,105,208        101,969,501
  Other intangible assets, net of accumulated amortization of
    $4,367,792 and $3,504,074, respectively                                     9,407,817          7,711,404
Other assets                                                                      646,099          2,186,517
                                                                            -------------      -------------
                                                                            $ 147,867,315      $ 146,599,022
                                                                            =============      =============


LIABILITIES AND STOCKHOLDERS' DEFICIT
------------------------------------------------------------------------------------------------------------
Current liabilities:
  Accounts payable                                                          $   1,248,024      $     946,267
  Accrued expenses                                                              6,547,197          2,431,903
  Current portion of notes payable                                                988,643             44,217
  Deferred revenue                                                                681,271            262,440
                                                                            -------------      -------------
Total current liabilities                                                       9,465,135          3,684,827

Other liabilities                                                                  43,000            165,000
Notes payable                                                                   1,145,633             45,707
Deferred taxes                                                                  1,027,479          1,144,531
Due to parent, net                                                             79,597,391         65,129,936
Senior discount notes                                                         143,792,019        131,972,501

Commitments and contingencies

Stockholders' deficit:
  Common stock; $.01 par value; 1,000 shares authorized,
    100 shares issued and outstanding                                                   1                  1
  Additional paid-in-capital                                                   59,556,278         59,556,278
  Deferred compensation expense                                                  (569,121)        (1,102,546)
  Accumulated deficit                                                        (146,190,500)      (113,997,213)
                                                                            -------------      -------------
Total stockholders' deficit                                                   (87,203,342)       (55,543,480)
                                                                            -------------      -------------
                                                                            $ 147,867,315      $ 146,599,022
                                                                            =============      =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                         THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                            SEPTEMBER 30,                      SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------
                                                       2001              2000              2001              2000
                                                   ------------      ------------      ------------      ------------
Net revenue                                        $ 11,408,829      $  8,677,436      $ 26,953,385      $ 22,641,072

Operating expenses:
  Direct operating                                    1,817,328         1,937,242         5,909,611         5,171,301
  Selling, general and administrative                 4,656,440         3,741,573        13,015,428        11,622,285
  Network                                             4,730,205         3,221,459        12,432,243        10,027,182
  Corporate                                             917,964           865,438         2,604,274         2,552,082
  Cost of promotion services                          1,509,953                --         2,210,460                --
  Depreciation and amortization                       1,710,291         1,583,019         4,970,084         4,452,037
  Stock option compensation                             177,811           753,374           533,425         2,260,120
                                                   ------------      ------------      ------------      ------------
                                                     15,519,992        12,102,105        41,675,525        36,085,007
                                                   ------------      ------------      ------------      ------------
Loss from operations                                 (4,111,163)       (3,424,669)      (14,722,140)      (13,443,935)

Other income (expense):
  Interest expense                                   (4,383,160)       (3,866,666)      (12,609,521)      (11,223,514)
  Interest income                                         7,232            20,482            26,900            79,832
  Loss on investment in unconsolidated company       (5,209,817)               --        (5,008,160)               --
  Other, net                                            (11,809)            7,841             2,581            17,064
                                                   ------------      ------------      ------------      ------------
                                                     (9,597,554)       (3,838,343)      (17,588,200)      (11,126,618)
                                                   ------------      ------------      ------------      ------------
Loss before income taxes                            (13,708,717)       (7,263,012)      (32,310,340)      (24,570,553)
Income tax benefit                                       39,018                --           117,053                --
                                                   ------------      ------------      ------------      ------------
Net loss                                           $(13,669,699)     $ (7,263,012)     $(32,193,287)     $(24,570,553)
                                                   ============      ============      ============      ============

Net loss per common share - basic and diluted      $   (136,697)     $    (72,630)     $   (321,933)     $   (245,706)
                                                   ============      ============      ============      ============
Weighted average common shares
outstanding - basic and diluted                             100               100               100               100
                                                   ============      ============      ============      ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                                ------------------------------
                                                                                     2001              2000
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                                        $(32,193,287)     $(24,570,553)
Adjustments to reconcile net loss to net cash used in operating activities:
  Depreciation and amortization                                                    4,970,084         4,452,037
  Provision for bad debts                                                            299,908           375,267
  Accretion of interest on senior discount notes                                  11,819,518        10,544,183
  Amortization of deferred financing costs                                           579,134           578,124
  Stock option compensation expense                                                  533,425         2,260,120
  Amortization of deferred revenue                                                        --          (505,035)
  Loss on investment in unconsolidated company                                     5,008,160                --
  Deferred income taxes                                                             (117,053)               --
  Other                                                                             (579,540)         (254,500)
  Changes in assets and liabilities, net of effects of acquisitions:
    Accounts receivable                                                             (955,448)       (3,775,470)
    Prepaid expenses and other current assets                                      1,559,079        (1,172,490)
    Other assets                                                                      42,349        (1,196,778)
    Accounts payable and accrued expenses                                            102,611           403,995
    Deferred revenue                                                                 530,093                --
    Deposit payable                                                                   43,000                --
                                                                                ------------      ------------
Net cash used in operating activities                                             (8,357,967)      (12,861,100)
                                                                                ------------      ------------
INVESTING ACTIVITIES
Acquisition of property and equipment                                             (2,292,940)       (2,746,197)
Restricted cash-escrow account                                                            --          (650,000)
Acquisition of wholly owned subsidiary, net of cash received                      (1,342,687)               --
Acquisition of radio stations                                                             --       (11,155,733)
Investment in unconsolidated company                                                      --        (3,504,000)
                                                                                ------------      ------------
Net cash used in investing activities                                             (3,635,627)      (18,055,930)
                                                                                ------------      ------------

FINANCING ACTIVITIES
Intercompany payable, net                                                         14,467,455        28,801,620
Repayment of notes payable                                                           (39,583)         (155,000)
                                                                                ------------      ------------
Net cash provided by financing activities                                         14,427,872        28,646,620
                                                                                ------------      ------------

Net increase (decrease) in cash and cash equivalents                               2,434,278        (2,270,410)
Cash and cash equivalents at beginning of period                                     143,619         2,396,044
                                                                                ------------      ------------
Cash and cash equivalents at end of period                                      $  2,577,897      $    125,634
                                                                                ============      ============

Issuance of note payable in connection with acquisition of
  wholly owned subsidiary                                                       $  2,078,561      $         --
                                                                                ============      ============
Investment in unconsolidated company in exchange for
  advertising                                                                   $         --      $  1,000,000
                                                                                ============      ============
Reclassification of other assets to broadcast license and property and
  equipment upon consummation of the acquisitions of radio stations             $         --      $  4,678,322
                                                                                ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The consolidated financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated. For further information, refer to the Company's 2000 consolidated financial statements and notes thereto.

     The Company is a wholly-owned subsidiary of Radio Unica Communications Corp. ("RUCC"). The Company has had negative cash flow since inception and its primary source of liquidity is the remaining proceeds from RUCC's initial public offering.

     The Company's revenue and cash flow are typically lowest in the first calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

     Certain amounts appearing in the 2000 consolidated financial statements have been reclassified to conform with the 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001.


     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. The Company will adopt this statement effective January 1, 2002. Management is currently evaluating the effect of the adoption of the statement on the Company's results of operations and financial position.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

2.   ACQUISITIONS

     On April 30, 2001, the Company entered into an asset purchase agreement with Marketing Advertising & Sales Services, Inc. and related companies to acquire its marketing and promotions businesses for a purchase price of approximately $4.2 million. In connection with this transaction, the Company acquired approximately $1.5 million in working capital, which included approximately $0.7 million in cash. The purchase price was comprised of a cash payment of approximately $2.1 million and a promissory note of approximately $2.1 million. The promissory note bears interest at a rate of 8% per annum. Principal and interest on the promissory note are payable concurrently. Principal payments are scheduled to be made as follows:

                  April 30, 2002           $   953,561
                  April 30, 2003               625,000
                  April 30, 2004               500,000
                                           -----------
                                           $ 2,078,561
                                           -----------

     The acquisition was accounted for as a purchase and, accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on estimates of their underlying values.

     The pro forma unaudited results of operations of the Company for the nine months ended September 30, 2001 and 2000 assuming this acquisition had been consummated as of January 1, 2000 are as follows:


                                                       NINE MONTHS ENDED
                                                          SEPTEMBER 30,
                                                  ------------------------------
                                                      2001              2000
                                                  ------------      ------------
                                                          (UNAUDITED)
Net revenue                                       $ 29,869,308      $ 30,773,973
                                                  ============      ============
Net loss                                          $(31,805,171)     $(22,406,704)
                                                  ============      ============
Net loss per common share - basic and diluted     $   (318,052)     $   (224,067)
                                                  ============      ============


     The unaudited pro forma results do not purport to be indicative of the results of operations which actually would have resulted had this acquisition occurred on January 1, 2000, or of future results of operations of the consolidated entities.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

3.   INVESTMENTS

     On July 18, 2000, the Company acquired approximately 13.5% of Estrellamundo, LLC for $1.5 million in cash. As of February 9, 2001, Estrellamundo, LLC completed construction and commenced operations of its Latin-themed restaurant and club, "Y Arriba Y Arriba", which is located within Disneyland in Anaheim, California.

     In 2001, the Company guaranteed a $3.5 million loan for Estrellamundo, LLC. The loan was guaranteed through the issuance of a letter of credit and reduced the Company's borrowing capacity under its revolving credit facility. In exchange for this guarantee, the Company received an additional 10.5% equity interest in Estrellamundo, LLC valued at approximately $1.2 million. In connection with this transaction, the Company recorded $1.2 million in deferred income which was being amortized over the life of the guarantee. On September 28, 2001 due to financial difficulties encountered by Estrellamundo, LLC, the loan, which was guaranteed through the letter of credit, was called by the issuing bank. The letter of credit was subsequently drawn upon and on October 5, 2001, the Company repaid the amounts outstanding under the letter of credit.

     In October 2001, Estrellamundo, LLC filed for relief under Chapter 11 of the Bankruptcy code. Accordingly, the Company evaluated the recoverability of its investment, including the $3.5 million associated with the loan guaranteee, in Estrellamundo, LLC and determined that the carrying value of its investment was impaired. Therefore, at September 30, 2001, based on the information available, the Company wrote off the entire carrying value in its investment in Estrellamundo, LLC. The loss on this investment is reflected in the accompanying statement of operations. The $3.5 million liability related to the loan guarantee is reflected in accrued expenses in the accompanying balance sheet at September 30, 2001.

4.   SEGMENT OPERATING RESULTS

     Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. As a result of the MASS acquisition, during the second quarter of 2001 the Company classified its businesses into two reporting segments: Radio-Broadcasting and Promotion Services. The radio-broadcasting segment includes the operations of the Company's radio network, the operations of all owned and/or operated radio stations and corporate expenses. The promotion services segment includes the operations of the Company's recently acquired marketing and promotions business, MASS. The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and operating income (loss) before depreciation and amortization ("EBITDA").

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
------------------------------------------------------------------------------

4.   SEGMENT OPERATING RESULTS, CONTINUED

Results by segment are as follows:


                            THREE MONTHS        NINE MONTHS
                                ENDED              ENDED
                            -------------      -------------
                                  SEPTEMBER 30, 2001
                            --------------------------------
                                      (UNAUDITED)
Net revenue

   Radio broadcasting       $   9,079,248      $  23,430,182
   Promotion services           2,329,581          3,523,203
                            -------------      -------------
Consolidated                $  11,408,829      $  26,953,385
                            =============      =============
Operating income (loss)

   Radio broadcasting       $  (4,398,763)     $ (15,205,492)
   Promotion services             287,600            483,352
                            -------------      -------------
Consolidated                $  (4,111,163)     $ (14,722,140)
                            =============      =============
EBITDA

   Radio broadcasting       $  (2,778,881)     $ (10,347,813)
   Promotion services             378,009            595,757
                            -------------      -------------
Consolidated                $  (2,400,872)     $  (9,752,056)
                            =============      =============
Total assets as of
 September 30, 2001

   Radio broadcasting                          $ 144,415,318
   Promotion services                              3,451,997
                                               -------------
Consolidated                                   $ 147,867,315
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

OVERVIEW

     We generate revenue from sales of network advertising time, and sales of local and national advertising time on radio stations that we own and those that we operate under local marketing agreements (collectively "O&Os"). Advertising rates are, in large part, based upon the network's and each station's ability to attract audiences in demographic groups targeted by advertisers. All revenue is stated net of any agency commissions. We recognize advertising revenue when the commercials are broadcast. We also generate revenue from our promotional and merchandising services company, MASS Promotions, Inc. ("MASS"). We recognize revenue generated by MASS when the promotional and/or merchandising services are performed.

     Our operating expenses consist of programming expenses, marketing and selling costs, including commissions paid to our sales staff, technical and engineering costs, cost of promotion services and general and administrative expenses.

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

     The Company is a wholly-owned subsidiary of Radio Unica Communications Corp. ("RUCC").

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2000

     NET REVENUE. Net revenue increased by approximately $2.7 million or 31% to approximately $11.4 million for the three months ended September 30, 2001 from approximately $8.7 million for the comparable period in the prior year. The increase in net revenue relates to increased network and O&Os sales and revenue generated by promotional and merchandising services associated with MASS.

     OPERATING EXPENSES. Operating expenses increased by approximately $3.4 million or 28% to approximately $15.5 million for the three months ended September 30, 2001 from approximately $12.1 million for the comparable period in the prior year. The increase in operating expenses is due to increased selling, general and administrative expenses of approximately $0.9 million, increased network expenses of approximately $1.5 million, increased depreciation and amortization of approximately $0.1 million and costs associated with the operations of MASS of approximately $1.5 million, offset in part by a decrease in direct operating expense of $0.1 million and a decrease in stock option compensation expense of $0.6 million.

     Direct operating expenses decreased by approximately $0.1 million or 6% to approximately $1.8 million for the three months ended September 30, 2001 from approximately $1.9 million for the comparable period in the prior year. The decrease in direct operating expenses is primarily due to decreased spending relating to the promotion and marketing of the Company's O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

     Selling, general and administrative expenses increased by approximately $0.9 million or 24% to approximately $4.6 million for the three months ended September 30, 2001 from approximately $3.7 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os, increased sales commissions associated with the increase in revenue, and administrative cost associated with MASS.

     Network expenses increased by approximately $1.5 million or 47% to approximately $4.7 million for the three months ended September 30, 2001 from approximately $3.2 million for the comparable period in the prior year. The increase in network expenses is mainly due to an increase in the cost of network programming, including sporting events, increased sales costs associated with the increase in network revenue, and increased spending associated with the promotion and marketing of the network.

     Corporate expenses remained constant at approximately $0.9 million for the three months ended September 30, 2001 and 2000. Corporate expenses are comprised of the cost of corporate management as well as legal and professional fees.

     Cost of promotion services of approximately $1.5 million for the three months ended September 30, 2001 relates to the cost of promotional and merchandising services incurred by MASS for its clients.

     Depreciation and amortization increased by approximately $0.1 million or 8% to approximately $1.7 million for the three months ended September 30, 2001 from approximately $1.6 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the additions of fixed and intangible assets arising from the acquisitions and buildout of O&Os.

     Stock option compensation expense decreased by approximately $0.6 million or 76% to approximately $0.2 million for the three months ended September 30, 2001 from approximately $0.8 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of RUCC common stock. The decrease in stock option compensation expense is due to a large portion of the stock options granted becoming fully vested during 2000.

     OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $(5.8) million or 150% to approximately $(9.6) million for the three months ended September 30, 2001 from approximately $(3.8) million for the comparable period in the prior year. Other income (expense) for the three months ended September 30, 2001 is mainly comprised of interest expense of approximately $(4.4) million and a loss on investment in an unconsolidated company of approximately $(5.2) million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(3.9) million in interest expense during the three months ended September 30, 2000.

     INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $39,000 for the three months ended September 30, 2001. The benefit results from the Company's ability to utilize a portion of its net operating tax loss carryfowards to offset existing deferred tax liabilities.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

     NET LOSS. Net loss increased by approximately $6.4 million or 88% to approximately $13.7 million for the three months ended September 30, 2001 from approximately $7.3 million for the comparable period in the prior year. The increase in net loss is mainly the result of the loss on the investment in an unconsolidated company, increased costs of network programming, marketing and promotion, increased depreciation and amortization resulting from the increase in the number of and buildout of O&Os and increased interest on the outstanding balance of the Senior Discount Notes.

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.2 million decreased by approximately $1.1 million or 104% to approximately $(2.2) million for the three months ended September 30, 2001 from approximately $(1.1) million for the comparable period in the prior year. EBITDA decreased by approximately $0.6 million or 30% to approximately $(2.4) million for the three months ended September 30, 2001 from approximately $(1.8) million for the comparable period in the prior year. The decrease in EBITDA is mainly a result of the increased costs of network programming, marketing and promotion, offset in part by the reduction of approximately $0.6 million in non-cash stock option compensation expense.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2000

     NET REVENUE. Net revenue increased by approximately $4.4 million or 19% to approximately $27.0 million for the nine months ended September 30, 2001 from approximately $22.6 million for the comparable period in the prior year. The increase in net revenue relates to increased network sales and revenue generated by promotional and merchandising services associated with MASS.

     OPERATING EXPENSES. Operating expenses increased by approximately $5.6 million or 15% to approximately $41.7 million for the nine months ended September 30, 2001 from approximately $36.1 million for the comparable period in the prior year. The increase in operating expenses is due to increased direct operating expenses of approximately $0.7 million, increased selling, general and administrative expenses of approximately $1.4 million, increased network expenses of approximately $2.4 million, increased depreciation and amortization of approximately $0.5 million and the cost associated with the operations of MASS of approximately $2.2 million, offset in part by a reduction in stock option compensation expense of approximately $1.7 million.

     Direct operating expenses increased by approximately $0.7 million or 14% to approximately $5.9 million for the nine months ended September 30, 2001 from approximately $5.2 million for the comparable period in the prior year. The increase in direct operating expenses is primarily due to the increase in the number of O&Os and increased spending relating to the promotion and marketing of those O&Os.

     Selling, general and administrative expenses increased by approximately $1.4 million or 12% to approximately $13.0 million for the nine months ended September 30, 2001 from approximately $11.6 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os, increased sales costs associated with the increase in revenue, and administrative costs associated with MASS.

     Network expenses increased by approximately $2.4 million or 24% to approximately $12.4 million for the nine months ended September 30, 2001 from approximately $10.0 million for the comparable period in the prior year. The increase in network expenses is mainly due to an increase in the cost of network programming, including sporting events, increased sales costs associated with the increase in network revenue, and increased spending associated with the promotion and marketing of the network.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

     Corporate expenses remained constant at approximately $2.6 million for the nine months ended September 30, 2001 and 2000. Corporate expenses are comprised of the cost of corporate management as well as legal and professional fees.

     Cost of promotion services of approximately $2.2 million for the nine months ended September 30, 2001 relates to the cost of promotional and merchandising services incurred by MASS for its clients.

     Depreciation and amortization increased by approximately $0.5 million or 12% to approximately $5.0 million for the nine months ended September 30, 2001 from approximately $4.5 million for the comparable period in the prior year. The increase in depreciation and amortization is due to the additions of fixed and intangible assets arising from the acquisitions and buildout of O&Os.

     Stock option compensation expense decreased by approximately $1.7 million or 76% to approximately $0.5 million for the nine months ended September 30, 2001 from approximately $2.2 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of RUCC common stock. The decrease in stock option compensation expense is due to a large portion of the stock options granted becoming fully vested during 2000.

     OTHER INCOME (EXPENSE). Other income (expense) increased by approximately $(6.5) million or 58% to approximately $(17.6) million for the nine months ended September 30, 2001 from approximately $(11.1) million for the comparable period in the prior year. Other income (expense) for the nine months ended September 30, 2001 is mainly comprised of interest expense of approximately $(12.6) million and a loss on investment in an unconsolidated company of approximately $(5.0) million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(11.2) million in interest expense during the nine months ended September 30, 2000.

     INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $0.1 million for the nine months ended September 30, 2001. The benefit results from the Company's ability to utilize a portion of its net operating tax loss carryfowards to offset existing deferred tax liabilities.

     NET LOSS. Net loss increased by approximately $7.6 million or 31% to approximately $32.2 million for the nine months ended September 30, 2001 from approximately $24.6 million for the comparable period in the prior year. The increase in net loss is mainly the result of the loss on the investment in an unconsolidated company, increased costs of network programming, increased costs associated with the promotion and marketing of the Company's network and O&Os, increased depreciation and amortization resulting from the increase in the number of and buildout of O&Os and increased interest on the outstanding balance of the Senior Discount Notes.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.5 million decreased by approximately $2.5 million or 37% to approximately $(9.2) million for the nine months ended September 30, 2001 from approximately $(6.7) million for the comparable period in the prior year. EBITDA decreased by approximately $0.8 million or 8% to approximately $(9.8) million for the nine months ended September 30, 2001 from approximately $(9.0) million for the comparable period in the prior year. The decrease in EBITDA is mainly a result of increased costs of network programming, increased costs associated with the promotion and marketing of the Company's network and O&Os and the increased costs associated with the operation of the O&Os.

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

     Net cash used in operating activities decreased by approximately $4.5 million or 35% to approximately $8.4 million for the nine months ended September 30, 2001 from approximately $12.9 million for the comparable period in the prior year. Net cash used in investing activities was approximately $3.6 million and $18.1 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of approximately $14.5 million from 2000 to 2001 is primarily due to the lack of radio station acquisitions and investments in unconsolidated companies during 2001. Net cash used in financing activities was approximately $14.4 million and $28.6 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease of approximately $14.2 million from 2000 to 2001 is due to fewer borrowings from RUCC due to the lack of radio station acquisitions during 2001.

     Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $2.3 million and $2.7 million for the nine months ended September 30, 2001 and 2000, respectively. The decrease in capital expenditures is primarily due to fewer station buildouts and signal upgrades taking place during 2001.

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

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)
--------------------------------------------------------------------------------

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141, "Business Combinations". The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001.


     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement will require discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. The Company will adopt this statement effective January 1, 2002. Management is currently evaluating the effect of the adoption of the statement on the Company's results of operations and financial position.

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

                                               Radio Unica Corp.

                                               By:   /s/ Steven E. Dawson
                                                    ----------------------------
                                                        Steven E. Dawson
                                                        Chief Financial Officer



Date:     November 14, 2001