Form 10-K405
period 2001-12-31
RADIO UNICA CORP
filed 2002-03-29
CIK 1067636

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549
                                    ---------
                                    FORM 10-K
                                    ---------

   /X/      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
            THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001 OR

   / /      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM       TO
                                          ------   -------

                        COMMISSION FILE NUMBER 333-61211
                              ---------------------

                                RADIO UNICA CORP.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              ---------------------

            DELAWARE                                              65-0776004
   (STATE OR OTHER JURISDICTION OF                            (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                           IDENTIFICATION NO.)


   8400 NW 52ND STREET, SUITE 101                                  33166
        MIAMI, FLORIDA                                          (Zip Code)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                              ---------------------

        (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE) 305-463-5000

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. /X/ YES / / NO

INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. /X/

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

================================================================================

                                TABLE OF CONTENTS
PART I

ITEM 1.      BUSINESS........................................................................................   2

ITEM 2.      PROPERTIES......................................................................................  17

ITEM 3.      LEGAL PROCEEDINGS...............................................................................  17

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............................................  18

PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS...........................  20

ITEM 6.      SELECTED FINANCIAL DATA.........................................................................  21

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS...........  22

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK......................................  26

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA......................................................  27

ITEM 9.      CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.............................  48

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS................................................................  48

ITEM 11.     EXECUTIVE COMPENSATION..........................................................................  48

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..................................  48

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................................................  48

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K................................  49

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

ITEM 1.  BUSINESS

GENERAL

Radio Unica is the only national Spanish-language AM radio network in the U.S., broadcasting 24-hours a day, 7-days a week. We began broadcasting our network programming on January 5, 1998, producing 19 hours of live and first-run celebrity-based news/talk, sports and information programming each weekday and 20 hours of such programming each weekend. With 16 Company-owned and/or operated stations and our affiliated stations, our network reaches approximately 80% of the U.S. Hispanic population. The Company-operated stations are located in 14 of the top 25 U.S. markets in terms of Hispanic population. The markets in which we maintain stations collectively account for approximately 63% of the total U.S. Hispanic population.

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

     We believe that our high quality, original programming gives us a competitive advantage over other Spanish-language radio broadcasters in marketing to the Hispanic audience. Popular Hispanic television and other well-known personalities host our programs and their broad appeal extends beyond any particular Hispanic cultural or geographical boundaries. These national personalities include Dr. Isabel Gomez-Bassols, Jorge Ramos, Ricardo Brown, Hugo Cadelago, Paul Bouche and Mauricio Zeilic. Our programming includes contemporary talk, entertainment and information programs, news segments, hourly local and national newscasts, sports talk programs, sports broadcasting, and other programming relevant to our national Hispanic audience. Many of our radio programs are fully-interactive talk shows that allow listeners nationwide to call in as active participants in the on-air dialogue.

     Live sporting events are an integral part of Radio Unica's network programming, and we have acquired the broadcast rights in the United States to numerous marquee sporting events. We have acquired the exclusive Spanish-language radio rights for several of the most popular sporting events among Hispanics, including Copa America 2003, Copa Oro 2004 and 2006, the Summer Olympics in 2004, the World Cup 2002 qualifying matches and Mexican National Team and Mexican soccer league games. In addition to being an important part of our programming, major sporting events are an important means of attracting first-time listeners. To capture these first-time listeners, we sponsor major promotional events in conjunction with our sports programming which serve to solidify listener loyalty and raise awareness of the Radio Unica network.

     On April 30, 2001, the Company completed the acquisition of MASS Promotions, Inc. ("MASS"). MASS provides integrated promotional and merchandising services to the Hispanic market. We believe that MASS compliments our radio operations by offering our radio clients expanded promotional services. Some of MASS' blue chip client base includes, General Mills, Unilever Best Foods, Knorr, and Kimberly Clark.

THE HISPANIC MARKET OPPORTUNITY

    We believe that Spanish-language radio targeting the Hispanic market will continue to benefit from the following:

     STRONG PROJECTED GROWTH AND GEOGRAPHIC CONCENTRATION OF THE HISPANIC POPULATION. Hispanics represent the most rapidly growing segment of the U.S. population. From 1989 to 2001, the Hispanic population increased from 23.7 million to 38.6 million, a 63% increase. The strong growth of the Hispanic population is expected to continue, increasing approximately 50% by 2010, five times the growth rate of the U.S. population as a whole. Hispanics represent 12.5% of the population and by the year 2020 one out of every five U.S. residents is expected to be Hispanic. Additionally, the Hispanic population is highly concentrated, with approximately 56% of all Hispanics located in the top ten Hispanic markets. This concentration allows us to cost effectively reach the majority of Hispanics through our existing network platform.

      USE OF SPANISH AMONG HISPANICS. Spanish is the language spoken at home by the majority of Hispanics, regardless of income or education. The number of Hispanics who speak Spanish at home is expected to increase substantially from over 28.6 million today. We believe that the continued use of Spanish among Hispanics indicates that Spanish-language media has been and will continue to be an important source of news, sports, information, advice and entertainment for Hispanics.

     ATTRACTIVE PROFILE OF HISPANIC CONSUMERS. The demographic profile of the Hispanic audience makes it attractive to advertisers. We believe the larger size of 3.5 persons per household compared to the general public's average of 2.7 persons per household and younger age of Hispanic households leads Hispanics to spend more per household on many categories of consumer goods and services. For example, Hispanic households spend more each year on food to be eaten at home, children's clothing, footwear, phone services, and laundry and household cleaning products than the average U.S. household.

     INCREASING HISPANIC BUYING POWER. The U.S. Hispanic buying power is estimated at $500 billion in 2001, an increase of 131% since 1990. Hispanics are expected to spend $965 billion by 2010, an increase of 93%. This increase is five times the expected growth rate in expenditures by all consumers in the United States.

     GROWING USE OF SPANISH-LANGUAGE MEDIA BY ADVERTISERS. Advertising expenditures to Hispanics grew from $730 million in 1992 to $2.2 billion in 2001, a compound annual growth rate of 13%. Although Hispanic consumers represent approximately 7% of U.S. consumer spending, advertising targeting Hispanics represents only 1% of total advertising expenditures. We believe that the lack of Spanish-language media outlets relative to the size of the Hispanic population has historically caused the differential between Hispanic consumer spending and Spanish-language advertising expenditures. With the increasing media access to this population, we believe advertising expenditures will move closer towards parity with Hispanic consumer spending. We also believe that advertisers who re-direct a portion of their English-language budgets to Spanish-language media are able to increase overall audience reach without incurring additional cost.

     Furthermore, we believe that advertisers have found Spanish-language radio advertising to be a particularly effective means to reach the growing Hispanic audience. As a result, approximately 26% of Hispanic advertising expenditures in 2001 were directed to radio, a substantially higher percentage than radio's overall share of national advertising expenditures.

OUR BUSINESS STRATEGY

   Our strategy is to provide a leading national Spanish-language broadcast network alternative to the major Spanish-language television networks. To this end, our business strategy is to:

     CREATE POPULAR, NATIONAL, HIGH-IMPACT PROGRAMMING. Radio Unica's programming is differentiated from other radio groups by its focus on topics and issues relevant to today's Hispanic audience, its strong line-up of top Hispanic personalities and its national reach. Radio Unica takes advantage of its management's established relationships with talent, built over numerous years of industry experience, to secure top personalities and to create high-impact programming. In addition, management draws upon its expertise and established track record of having created some of the most well received Spanish-language television programs, including the Univision programs SABADO GIGANTE and CRISTINA. We believe that our access to talent and the programming expertise of our senior management will continue to serve as a strong competitive advantage in attracting advertisers and listeners.

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

     FOCUS ON THE NEWS/TALK RADIO FORMAT. We will continue to focus on the news/talk radio format, which has broad listener appeal. News/talk programming typically allows twice as many minutes of commercials per hour as music-based formats. As a result, the news/talk format permits stations to capture a larger share of advertising revenue relative to audience share. We believe that a news/talk format is a more effective advertising medium than a music based format, since the audience is actively listening and more attentive to the programming. The news/talk format also enables on-air personalities to mention the names of their station, program and network more frequently, which promotes a high degree of name recognition and listener loyalty leading to higher ratings and higher advertising revenue.

     SELL ADVERTISING TO THE TOP 50 SPANISH-LANGUAGE ADVERTISERS. Our sales strategy is to target the top 50 national Spanish-language advertisers who collectively purchase the majority of Spanish-language network and national advertising in the United States. We employ 14 in-house national sales people in eight sales offices nationwide, as well as approximately 100 local sales people situated throughout the markets where we own and/or operate stations. Our large, in-house sales force allows us to maintain better control and accountability over the sales process. We also believe that our sales force is important in maintaining relationships with key advertisers and agencies and identifying new advertisers. The combination of our commitment to pursue the largest Spanish-language advertisers and our captive sales force has enabled us to secure many premier national advertisers, including Sears, Wal-Mart, Home Depot, Chevrolet, Johnson & Johnson, Honda, Miller, Procter & Gamble, Moneygram and Western Union.

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

OUR EXPANSION STRATEGY

     MAXIMIZE NETWORK REACH THROUGH OWNED/OPERATED AND AFFILIATE STATIONS. We currently own and/or operate radio stations in the top 10 Hispanic markets and in 4 other top 25 Hispanic markets. Our owned and operated stations reach markets where approximately 63% of the Hispanic audience resides and our network (including affiliates) reaches markets where approximately 80% of the Hispanic audience resides. We seek to enter into agreements with affiliate stations in smaller, less concentrated Hispanic markets so as to broaden the reach of our network and increase its appeal to national advertisers while reducing the amount of capital required to do so.

     PURSUE STRATEGIC INFRASTRUCTURE UPGRADES. We continue to pursue signal and other operational upgrades at our existing stations that will allow us to enhance our market coverage. We are currently pursuing or in the process of upgrading our radio stations in New York, Dallas, San Francisco, and Sacramento. By expanding our market coverage at existing and acquired stations, we believe we can further increase the Radio Unica audience and enhance the value of our radio stations.

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

Our programming includes:

       ARRIBA CON PAUL. Hosted by Paul Bouche, this show is a one-of-a-kind fun and interactive talk show providing listeners with sharp wit, lively topics, laughter, interviews with celebrities, and much more. Paul Bouche is a 10-year veteran of Spanish-language radio and television, show host, producer and TV executive. Besides his on-air experience, Paul Bouche has performed as a stand-up comedian in numerous clubs throughout the United States and Latin America.

     BUENOS DIAS PAIS. Hosted by Hugo "El Gordo" Cadelago, this talk show is a daily, interactive variety program devoted to news, daily topic discussions, comedy segments, celebrity gossip and interviews. The show also features extensive news coverage with Radio Unica's News Director and veteran television reporter Ricardo Brown.

     DRA. ISABEL. This advice program hosted by Dr. Isabel Gomez-Bassols focuses on such topics as family issues and personal relationships. Dr. Isabel Gomez-Bassols is a noted psychologist and educator and makes frequent appearances on such popular television shows as THE BOLD AND THE BEAUTIFUL.

     UNICA EN DEPORTES. This sports talk show hosted by Jorge Ramos features sports, talk, news and interviews appealing to Hispanic audiences. Jorge Ramos has served as sports anchor for Telemundo from 1994 to 2000 and in his career has broadcast four World Cups. Joining Jorge is an experienced, well-known team of sports personalities. We have recently added Hugo Sanchez to our sports team. Mr. Sanchez was the top ranked Mexican soccer player for 20 years and is well regarded by Mexican soccer fans.

     SPORTING EVENTS. During our major sporting events, we broadcast live, play-by-play coverage and daily programs and interviews with players and participants. We have obtained the exclusive United States Spanish-language radio broadcasting rights for a number of popular sporting events including the following:

     SUMMER OLYMPICS 2004 AND 2008. Radio Unica has acquired the Spanish-language radio broadcast rights in the United States for the 2004 Summer Olympics and has a right of first refusal for the 2008 games. The Olympic games are the highest profile sporting event in the world. Radio Unica's broadcasts highlight soccer, boxing and other events and athletes of interest to Hispanics. We also utilized the universal awareness of the Olympics to promote our brand and attract new listeners.

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

     COPA ORO 2002, 2004 AND 2006. Copa Oro tournaments are held in the alternate years from Copa America. Similar to Copa America, Copa Oro is an international soccer event with countries in North and Central America participating.

     WORLD CUP 2002 QUALIFYING MATCHES. The World Cup is the most popular soccer event in the world. These matches are of interest to the Hispanic audience since they pit Latin American countries against each other in the qualifying rounds in their quest for a World Cup trophy.

     MEXICAN SOCCER. Radio Unica has the U.S. Spanish-language radio rights to some of the most popular Mexican soccer league team games and the Mexican national team games

ADVERTISING REVENUE

     Substantially all of our revenue is generated from the sale of network, national and local advertising on our radio stations. The classes of advertising are described in the following table:

                          CLASSES OF RADIO ADVERTISING

Network.............................Represents commercial air time sold directly by a network to a national advertiser to be aired during "network" programming. This unique type of advertising is sold by a "networked" group of stations airing uniform programming simultaneously over a significant portion of the United States. English language networks with capabilities similar to Radio Unica include ABC Radio Networks, Westwood One and Premiere Radio Networks. Radio Unica sells this advertising time through its own national sales force.

National Spot.......................Represents commercial airtime sold to a national advertiser within a specific local market. Most radio stations and station groups sell this time through third party independent representatives. Radio Unica sells this advertising time through its own national sales force.

Local Spot..........................Represents commercial airtime sold to an in-market advertiser or advertising agency.
                                    Local advertisers consist primarily of local merchants and service providers. Radio Unica sells this time generally through its station's local sales staff.

     Sales of network and national advertising are made by our in-house national sales force located in eight regional sales offices. Sales of local advertising are made by our sales staffs located at each of our stations. We do not use third party national representatives or "rep" firms. As a result, we have more control over and greater accountability from our sales force. We also believe that our sales force is important in maintaining relationships with key advertisers and agencies and identifying new advertisers. We do not pass along tany of our network advertising revenue or pay cash compensation to our affiliates.

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

RADIO UNICA NETWORK

     Radio Unica's 16 owned and/or operated AM stations in 14 markets and affiliate stations comprise a network that reaches approximately 80% of the Hispanic population. We are the only national Spanish-language AM radio network available to advertisers targeting the fast growing Hispanic market. Radio Unica's network is differentiated from other Spanish-language radio broadcasters by its ability to deliver uniform programming to the national Hispanic audience over a 24-hour period. We believe that advertisers prefer this delivery as it allows them to reach a national audience in a consistent and controlled manner. With one contract, advertisers can reach a large portion of the Hispanic population at a cost lower than if they had to purchase advertising separately in each market. Radio Unica offers advertisers the opportunity to associate their advertising message with a particular national program that will consistently be aired at a specific time. No other Spanish-language radio broadcasters have this capability on a national level.

     ADVANTAGES TO RADIO UNICA. Although our owned and/or operated stations reach markets where approximately 63% of Hispanics reside, through our affiliates we are able to increase our reach to approximately 80%. Our affiliates have allowed us to cost-effectively expand our reach and appeal to advertisers. Affiliates allow us to enter a market without the capital expenditures that would be required in buying or building a station. Many of our affiliates have branded themselves as Radio Unica stations which helps build brand awareness and listener loyalty. Additionally, the network enables us to share the cost of programming over our owned and operated stations. We believe that this sharing of expenses allows us to invest a larger amount in programming compared to our competitors.

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

RADIO STATIONS

     The following table sets forth certain information concerning the stations owned and/or operated by the Company and their respective markets:

                                                                        Hispanic           Hispanic           Hispanic
  Rank by                                                             Population in      Population          Population
  Hispanic                Market                 Company                Market            as a % of          as a % of
 Population           Served/Station              Owned             (in thousands)      Total Market       U.S. Hispanics
--------------    -----------------------    ----------------       --------------     -------------      ---------------
      1           Los Angeles
                     KBLA (AM)                    Owned                     7,000             41.4%              18.1%
      2           New York
                     WWRU (AM)                    Owned                     3,971             19.2%              10.3%
                     WJDM (AM)                    Owned
      3           Miami
                     WNMA (AM)                    Owned                     1,719             41.1%               4.5%
                     WJCC (AM)                    Owned
      4           Chicago
                     WNTD (AM)                    Owned                     1,604             17.1%               4.2%
      5           Houston
                     KXYZ (AM)                    Owned                     1,584             29.7%               4.1%
      6           San Francisco/San Jose
                     KIQI (AM)                    Owned                     1,357             19.6%               3.5%
      7           Dallas/Ft. Worth
                      KAHZ (AM)                   Owned                     1,325             22.0%               3.4%
      8           San Antonio
                     KZDC (AM)                    Owned                     1,151             55.4%               3.0%
      9           Phoenix
                       KIDR (AM)                  Owned                     1,035             25.0%               2.7%
     10           McAllen/Brownsville
                      KVJY (AM)                   Owned                       983             94.8%               2.5%
     12           Fresno
                       KWRU (AM)                  Owned                       812             47.6%               2.1%
     13           Sacramento
                        KATD (AM)                 Owned                       794             21.7%               2.1%
     16           Denver
                      KCUV (AM)                   Owned                       652             17.7%               1.7%
     25           Tucson
                       KQTL (AM)                  Owned                       347             31.8%               1.0%
                                                                      -----------                      --------------
                  Totals                                                   24,334                                63.2%
                                                                      ===========                      ==============

OWNED STATIONS

     LOS ANGELES. Radio Unica's radio station KBLA(AM), broadcasting on 1580 kHz, serves the Los Angeles market, which has a population of approximately 16.9 million, of which approximately 7.0 million or 41.4% are Hispanic. In July 1998, Radio Unica acquired substantially all of the assets used in the operation of KBLA for a purchase price of approximately $21 million. The purchase of KBLA was financed primarily through the proceeds from our senior discount notes. KBLA is licensed at 50,000 watts during the daytime. KBLA's transmitter site is located in Los Angeles and enables this station to reach substantially all of the Los Angeles market.

     NEW YORK. Radio Unica's radio station WWRU(AM), broadcasting on 1660 kHz in the expanded band, serves the New York City market. The New York City market has a population of approximately 20.1 million, of which approximately 4.0 million or 19.2% are Hispanic. In January 1999, Radio Unica acquired WWRU, along with WJDM, KAHZ, Dallas/Fort Worth, and KIDR, Phoenix for a purchase price of approximately $30 million. The purchase of WWRU and WJDM, KAHZ and KIDR were financed primarily through the proceeds from our senior discount notes. WWRU is licensed at 10,000 watts during the daytime. WWRU's transmitter is located in Carlstadt, New Jersey and enables this station to reach substantially all of the New York City market during the day. We have received Federal Communications Commission ("FCC") approval to upgrade our night signal in New York City, which will provide us with significantly improved market coverage at night. We expect to complete the upgrade before June 2002.

     In connection with the acquisition of WWRU, Radio Unica also acquired substantially all the assets used in the operation of WJDM(AM), broadcasting on 1530 kHz. WJDM is licensed at 1,000 watts during the daytime. Broadcast time on this station is currently sold to a third party. WJDM's transmitter is located in Elizabeth, New Jersey. The Company currently operates WWRU pursuant to special temporary authority ("STA") pending the submission by the Company of an application for license to cover its outstanding construction permit. The FCC first granted the STA on April 28, 1995 for a period of six months and has granted successive six months extensions. The Company's permit to construct WWRU, which was modified in 1999 to authorize improvement of the station's nighttime operations, expires December 6, 2003. Upon completion of the new nighttime facilities of WWRU, the Company will file a license application with the Commission. The Company cannot predict when the FCC will grant the license application, once it is filed. The license, when granted will contain a condition that will require the Company too relinquish within five years the license for either WWRU or WJDM.

     MIAMI. Radio Unica's radio station WNMA(AM), broadcasting on 1210 kHz, serves the Miami market. This market has a population of approximately 4.2 million, of which approximately 1.7 million or 41.1% are Hispanic. In May 1998, Radio Unica acquired WNMA for approximately $9 million. The purchase of WNMA was financed primarily through the proceeds from the issuance of preferred stock as well as the issuance of notes payable to one of our stockholders, Warburg, Pincus Ventures. WNMA is licensed at 47,000 watts during the daytime. WNMA's transmitter site is located in Miami Springs, Florida and enables this station to reach substantially all of the Miami market. During 2001 we completed a signal upgrade that extended the signal beyond the Miami market to another county and increased our coverage of South Florida's Hispanic population by approximately 10%.

     In connection with the acquisition of WNMA, the Company acquired WJCC(AM), broadcasting on 1700 kHz. Broadcast time on this station has been sold to a third party. Based on the terms of the license for WJCC, Radio Unica must relinquish the license of either WNMA or WJCC by May 13, 2003.

     CHICAGO. Radio Unica's radio station WNTD(AM), broadcasting on 950 kHz, serves the Chicago market. This market has a population of approximately 9.4 million, of which approximately 1.6 million or 17.1% are Hispanic. In May 1999, Radio Unica acquired WNTD for approximately $16.8 million. The purchase of WNTD was financed through the proceeds from our senior discount notes as well as proceeds from borrowings under our revolving credit facility. WNTD is licensed at 1,000 watts during the daytime. WNTD's transmitter is located in Chicago, Illinois and enables this station to reach substantially all of the Chicago market.

     HOUSTON. Radio Unica's station KXYZ(AM), broadcasting on 1320 kHz, serves the Houston market. This market has a population of approximately 5.3 million, of which approximately 1.6 million or 29.7% are Hispanic. The purchase of KXYZ was financed primarily through the proceeds from our senior discount notes.

Prior to the acquisition, the station was operated for approximately 13 years with a Spanish-language format. KXYZ is licensed at 5,000 watts during the daytime. KXYZ's transmitter is located in Pasadena, Texas and enables this station to reach substantially all of the Houston market.

     SAN FRANCISCO/SAN JOSE. Radio Unica's station KIQI(AM), broadcasting on 1010 kHz, serves the San Francisco/San Jose market. This market has a population of approximately 6.9 million, of which approximately 1.4 million or 19.6% are Hispanic. In April 1998, Radio Unica acquired Oro Spanish Broadcasting, Inc., the parent of the licensee of KIQI, for approximately $12 million. The purchase of KIQI was financed primarily through the proceeds from the issuance of preferred stock, the issuance of notes payable to the former owners of KIQI and the issuance of notes payable to one of our stockholders, Warburg, Pincus Ventures. Prior to the acquisition, Oro Spanish Broadcasting, Inc. operated the station for approximately 17 years with a Spanish-language format. KIQI is licensed at 10,000 watts during the daytime. KIQI's transmitter is located in Oakland, California and enables this station to reach substantially all of the San Francisco/San Jose market during the day. We are pursuing an upgrade to improve the signal of the station by moving our Sacramento station to the northeast.

     DALLAS/FORT WORTH. Radio Unica's station KAHZ(AM), broadcasting on 1360 kHz, serves the Dallas/Fort Worth market. This market has a population of approximately 6.0 million, of which approximately 1.3 million or 22.0% are Hispanic. KAHZ is licensed at 5,000 watts during the daytime. KAHZ's transmitter is located in Fort Worth, Texas and enables this station to reach a significant portion of the Dallas/Forth Worth market. We are in the process of completing a signal upgrade that will provide us with significantly improved market coverage. We expect to complete the upgrade before June 2002.

     SAN ANTONIO. Radio Unica's station KZDC(AM), broadcasting on 1250 kHz, serves the San Antonio market. This market has a population of approximately 2.1 million, of which approximately 1.2 million or 55.4% are Hispanic. In June 2000, Radio Unica acquired KZDC from Lotus Texas Ltd for approximately $1.8 million. The purchase of KZDC was financed through the net proceeds from the initial public offering. Prior to the acquisition, Radio Unica operated the station under a local marketing agreement with Texas Lotus Ltd. KZDC is licensed at 5,000 watts during the daytime. KZDC's transmitter site is located in San Antonio, Texas and enables this station to reach substantially all of the San Antonio market.

     PHOENIX. Radio Unica's station KIDR(AM), broadcasting on 740 kHz, serves the Phoenix market. This market has a population of approximately 4.1 million, of which approximately 1.0 million or 25.0% are Hispanic. KIDR is licensed at 1,000 watts during the daytime. KIDR's transmitter is located in Phoenix, Arizona and enables this station to reach substantially all of the Phoenix market.

     McALLEN/BROWNSVILLE. Radio Unica's station KVJY(AM) broadcasting on 840 kHz, serves the McAllen market. This market has a population of approximately
1.0 million, of which approximately 983,000 or 94.8% are Hispanic. In June 2000, Radio Unica acquired KVJY from El Pistolon Investments, L.P. for approximately $2.5 million. The purchase of KVJY was financed through the net proceeds from the initial public offering. From February through May 2000, Radio Unica operated the station under a local marketing agreement with El Pistolon Investments, L.P. KVJY is licensed at 5,000 watts during the daytime. KVJY's transmitter is located in Edinburg, Texas and enables the station to reach substantially all of the McAllen/Brownsville market.

     FRESNO. Radio Unica's station KWRU(AM) broadcasting on 940 kHz, serves the Fresno market. This market has a population of approximately 1.7 million, of which approximately 812,000 or 47.6% are Hispanic. In June 2000, Radio Unica acquired KWRU from Harry Pappas for approximately $7.5 million. The purchase of KWRU was financed through the net proceeds from the initial public offering as well as through the issuance of shares of the Company's stock. From December 1999 through June 2000, Radio Unica operated the station under a local marketing agreement with Harry Pappas. KWRU is licensed at 50,000 watts during the daytime. KWRU's transmitter is located in Fresno, California and enables the station to reach substantially all of the Fresno market.

     SACRAMENTO. Radio Unica's station KATD(AM) broadcasting on 990 kHz, serves the Sacramento market. This market has a population of approximately 3.7 million, of which approximately 794,000 or 21.7% are Hispanic. In October 2000, Radio Unica acquired KATD from Peoples Radio, Inc. for approximately $5.0 million. The purchase of KATD was financed through the net proceeds from the initial public offering as well as through the issuance of shares of the Company's stock. KATD is licensed at 5,000 watts during the daytime. KATD's transmitter is located in Pittsburg, California and enables the station to reach a significant portion of the Sacramento market. We are pursuing an upgrade to improve the signal of the station by moving the transmitter site closer to Sacramento.

     DENVER. Radio Unica's station KCUV(AM) broadcasting on 1150 kHz, serves the Denver market. This market has a population of approximately 3.7 million, of which approximately 652,000 or 17.7% are Hispanic. In January 2000, Radio Unica acquired KCUV from Den-Mex LLC for approximately $2.8 million. The purchase of KCUV was financed through the net proceeds from the initial public offering. During 1999, Radio Unica operated the station under a local marketing agreement with Den-Mex LLC. KCUV is licensed at 5,000 watts during the daytime. KCUV's transmitter is located in Englewood, Colorado and enables the station to reach substantially all of the Denver market. We have received FCC approval to upgrade the signal of the station.

     TUCSON. Radio Unica's station KQTL(AM) broadcasting on 1210 kHz, serves the Tucson market. This market has a population of approximately 1.1 million, of which approximately 347,000 or 31.8% are Hispanic. In August 2000, Radio Unica acquired KQTL from Cima Broadcasting LLC for approximately $3.3 million. The purchase of KQTL was financed through the net proceeds from the initial public offering. From April through July 2000, Radio Unica operated the station under a local marketing agreement with Cima Broadcasting. KQTL is licensed at 10,000 watts during the daytime. KQTL's transmitter is located in Sahuarita, Arizona and enables the station to reach substantially all of the Tucson market.

LOCAL MARKETING AGREEMENTS (OPERATED STATIONS)

     SAN DIEGO. From January 1, 2000 through December 31, 2001 the Company operated station KURS(AM), broadcasting on 1040 kHz, in San Diego pursuant to a Local Marketing Agreement ("LMA") with Quetzal Bilingual Comm., Inc. Pursuant to this LMA, the Company operated, and supplied all programming for, this station. At December 31, 2001 the Company elected not to exercise its option to acquire the station or extend the LMA.

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

     On January 1, 2002, the Company entered into a three-year affiliation agreement with Uniradio Corp Broadcasting Baja California S.A. de C.V. ("BBC"), a Mexican company broadcasting on radio station XERCN in Tijuana, Mexico. The agreement provides the Company with an affiliate serving the San Diego, California market, the 10th ranked market in the United States in terms of Hispanic population. The agreement requires BBC to air the Company's network programming on station XERCN, which reaches substantially all of the San Diego market. The Company has sought and received permission from the FCC to allow it to supply programming to station XERCN. The agreement requires the Company to sell time for national advertising on station XERCN (for the which the Company is entitled to a sales commission), and to guarantee BBC a minimum of $250,000 per year in national advertising sales for the station.

COMPETITION

     Radio broadcasting is a highly competitive business. The financial success of each of our radio stations depends, to a significant degree, upon our audience ratings, our share of the overall radio advertising revenue within each geographic market and the economic health of the market. In addition, our advertising revenue depends upon the desire of marketers to reach our audience demographic. Our radio stations compete for audience share and advertising revenue directly with other FM and AM radio stations and with other media within their respective markets, such as newspapers, broadcast and cable television, magazines, billboard advertising, transit advertising, and direct mail advertising. Some of these radio stations and networks also broadcast Spanish-language talk radio. Our primary competitors are Univision, Telemundo, Hispanic Broadcasting Corporation, Entravision Communications Corp and Spanish Broadcasting System, Inc. Many of these entities are larger and have significantly greater resources than Radio Unica. Additionally, our Arbitron ratings for many of our stations are below the ratings of our competitors. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. The audience ratings and advertising revenue of our individual stations are subject to change and any adverse change in a particular market could have a material adverse effect on our operations. There is no ranking of Spanish-language radio networks.

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

SEASONALITY

    The Company's revenues and cash flow are expected to be typically lowest in the first calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

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

       LICENSE GRANTS AND RENEWALS. The Communications Act provides that a broadcast license may be granted to an applicant if the grant would serve the public interest, convenience and necessity, subject to limitations referred to below. In deciding whether to grant a license, the FCC considers the legal, technical, financial and other qualifications of the applicant, including compliance with the Communications Act's limitations on alien ownership, compliance with various rules limiting common ownership of broadcast, cable and newspaper properties, and the "character" of the licensee and those persons holding "attributable" interests in the licensee. Broadcast licenses are granted for specific periods of time and, upon application, are renewable for additional periods of time. The Telecommunications Act amended the Communications Act to provide that broadcast licenses be granted, and thereafter renewed, for successive terms of up to eight years each, if the FCC finds that the public interest, convenience, and necessity would be served by the renewal.

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

     There are no renewal applications currently pending for any of Radio Unica's broadcast licenses. Although Radio Unica does not anticipate any material difficulty in obtaining license renewals for full terms in the future, however, there can be no assurance that the licenses of each of our stations will be renewed or will be renewed without conditions or sanctions.

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

     On December 6, 2000, the FCC adopted a Notice of Proposed Rulemaking seeking comment on whether and how to modify the methods used in counting radio stations for purposes of applying the multiple and cross-ownership rules. Under the current rule, the FCC defines a radio market based on overlapping signal contours. The FCC has requested comment on a number of alternative methods for defining a radio market, including but not limited to: relying on a commercially determined market definition service such as Arbitron; counting only those stations that overlap a certain percentage of the contour of one or more mutually overlapping stations; and counting only those stations whose contours overlap or intersect the overlap area of the principal city contours of the stations whose ownership is being merged. On November 9, 2001, the FCC adopted an additional Notice of Proposed Rulemaking to examine whether its local radio ownership rules and policies are adequately protecting the public interest, as well as to continue consideration of the still-outstanding issues related to defining the radio market. The FCC has not proposed to apply any changes retroactively to existing ownership combinations. Radio Unica, however, cannot predict what, if any, changes will be made by the FCC and cannot predict whether any such changes will affect Radio Unica's ability to acquire additional radio stations in the future.

     ATTRIBUTION RULES. All holders of attributable interests must comply with, or obtain waivers of, the FCC's multiple and cross-ownership rules. Under the current FCC rules, an individual or other entity owning or having voting control of 5% or more of a corporation's voting stock is considered to have an attributable interest in the corporation and its stations, except that banks holding such stock in their trust accounts, investment companies, and certain other passive interests are not considered to have an attributable interest unless they own or have voting control over 20% or more of such stock. An officer or director of a corporation or any general partner of a partnership also is deemed to hold an attributable interest in the media entity. Since 1984, whenever a single shareholder holds a majority of the voting stock of a corporate licensee, the FCC has considered other shareholders of the licensee, unless they are also officers or directors of the licensee, exempt from attribution. The FCC repealed this single-majority-shareholder exception to the attribution of broadcast interests last year, but grandfathered minority shareholdings acquired before December 14, 2000. Recently, however, the FCC suspended the repeal of this exception, pending further review. As a result, the FCC again will consider minority shareholders exempt from its attribution rules, as long as they are not officers or directors of the licensee, if a single shareholder holds a majority of the voting stock.

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

     PROGRAMMING REQUIREMENTS. While the FCC has relaxed or eliminated many of its regulatory requirements related to programming and content, radio stations are still required to broadcast programming responsive to the problems, needs and interests of the stations' service areas and must comply with various rules promulgated under the Communications Act that regulate political broadcasts and advertisements, sponsorship identifications, indecent programming and other matters. Failure to observe these or other FCC rules can result in the imposition of monetary forfeitures, in the grant of a "short" (less than full term) license term or, where there have been serious or a pattern of violations, license revocation. The FCC also has imposed equal employment opportunity rules on licensees. Under recently revised equal employment opportunity rules, broadcast licensees, such as Radio Unica were required to not discriminate in hiring practices, to file certain employment reports annually and at other times, to certify compliance with the rules, and to conduct "broad outreach" in their recruiting efforts by widely disseminating information regarding job openings. On January 16, 2001, the United States Court of Appeals for the D.C. Circuit found unconstitutional and vacated the revised equal employment opportunity rules. In light of the court's opinion, the FCC suspended its equal employment opportunity outreach program rules while it considers proposed new outreach rules designed to comply with the court's decision. Broadcast licensees, such as Radio Unica, however, still must afford equal opportunity in employment to all qualified persons.

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

     FCC rules also prohibit a radio licensee from simulcasting more than 25% of its programming on other radio stations in the same broadcast service (i.e., AM-AM), whether it owns both stations or operates one or both through a LMA, where such stations serve substantially the same geographic area as defined by the stations' principal community contours. One exception to the simulcast rule permits unlimited simulcasting on an expanded band AM station of the programming of a corresponding commonly owned non-expanded band AM station in the same market. Radio Unica formerly took advantage of the FCC's exception to the general rule for simulcasting on an expanded band station (WJCC) in order to simulcast in Miami.

     LOW POWER RADIO BROADCAST SERVICE. On January 20, 2000, the FCC adopted rules creating a new, low power FM radio service. These rules became effective on April 17, 2000. This new radio service consists of two classes of low power FM stations: one class with a maximum power of 100 watts that could reach an area with a radius of approximately three and a half miles; and another with a maximum power level of 10 watts that could reach an area with a radius of one to two miles. This new service will be exclusively noncommercial, and the stations will operate throughout the FM band. Existing licensees, like Radio Unica, are prohibited from owning or having a relationship with these new low power FM radio stations. In December 2000, the FCC announced the first group of noncommercial educational applicants that are eligible for new low power FM radio licenses. Pursuant to legislation enacted by the 106th Congress, these applicants currently are only eligible for licenses if the low power FM stations fully protect full service FM and FM translator stations authorized on third-adjacent channels. Implementation of this low power radio service will provide an additional audio programming service that could compete with Radio Unica's stations for listeners.

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

EMPLOYEES

     As of December 31, 2001, the Company employed approximately 340 full-time employees. As of such date, none of the Company's employees were represented by unions. Management believes that its relations with its employees are good.

ITEM 2.  PROPERTIES

     The Company's corporate headquarters is located in Miami, Florida. The types of properties required to support each of the Company's owned and operated stations include land, office space, broadcasting studios and towers where broadcasting transmitters and antenna equipment are located. The Company leases space in the building housing its corporate headquarters under a lease expiring in 2008. The land, broadcasting studios and office space of the Company's owned and operated stations are located in leased facilities with lease terms expiring at various dates through December 2023.

     The Company owns the transmitter, building and equipment and, in certain markets, the building and land for each of its owned and operated stations. The transmitter sites for the Company's stations are material to the Company's overall operations. Management believes that the Company's properties are in good condition and are suitable for its operations, however, the Company continually seeks opportunities to upgrade its properties.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

DIRECTORS AND EXECUTIVE OFFICERS

     The following table sets forth certain information regarding the directors and executive officers of the Company and certain key employees of Radio Unica Network, Inc.

                    NAME                              AGE                         POSITION
---------------------------------------------    -------------      ---------------------------------------
Joaquin F. Blaya                                      56            Chairman of the Board and
                                                                      Chief Executive Officer

Jose C. Cancela                                       44            President and Director

Steven E. Dawson                                      38            Chief Financial Officer, Executive
                                                                      Vice President, Secretary
                                                                      and Director

Andrew C. Goldman                                     54            Executive Vice President, Business
                                                                      Affairs and Director

Blaine R. Decker                                      50            Executive Vice President,
                                                                      Network Sales

Omar Marchant                                         66            Vice President, Programming of
                                                                      Radio Unica Network, Inc.

Adriana Grillet                                       48            Vice President of Promotions,
                                                                    Affilliate Relations and Community
                                                                    Affairs of Radio Unica Network, Inc.

Roy Pressman                                          48            Vice President, Engineering of
                                                                      Radio Unica Network, Inc.

Leonard S. Coleman Jr.                                53            Director

Thomas P. Martin                                      55            Director

Sidney Lapidus                                        63            Director

David E. Libowitz                                     39            Director

Justin Sadrian                                        29            Director

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

ROY PRESSMAN. Mr. Pressman has served as Radio Unica Network, Inc.'s Vice President, Engineering since December 1997. Mr. Pressman has over 20 years of experience in building and managing radio station facilities. From August 1997 to December 1997, Mr. Pressman served as Director of Engineering at Clear Channel Communications, Inc. ("Clear Channel"). He was employed as Vice President, Engineering at Paxson Communications Corp., since acquired by Clear Channel, from August 1993 to July 1997. Prior to that, Mr. Pressman was employed as Director of Engineering at Gilmore Broadcasting, Inc.

LEONARD S. COLEMAN JR. Mr. Coleman, a Director of the Company since November 18, 1999, has served as Senior Advisor of Major League Baseball since 1999. From 1994 to 1999, Mr. Coleman was president of the National League of Major League Baseball. He previously served in the New Jersey government cabinet as Commissioner of Energy and as Commissioner of the New Jersey Department of Community Affairs. Mr. Coleman also currently serves on the Board of Directors of the Omnicom Group, H.J. Heinz Company, Cendant Corporation, Owens Corning and New Jersey Resources. He is also a director of the Advisory Board of the Martin Luther King, Jr. Center for Non-Violent Social Change; The Metropolitan Opera; The Schumann Fund; the Children's Defense Fund and Seton Hall University. Mr. Coleman is also Chairman of the Jackie Robinson Foundation.

THOMAS P. MARTIN. Mr. Martin, a Director of the Company since November 2001, is President of Circle Advisors, Inc. a 25 year old firm specializing in executive compensation and benefits where he has been employed since 1982.

SIDNEY LAPIDUS. Mr. Lapidus, a Director of the Company since September 1998, is a General Partner of Warburg Pincus & Co.("WP") and a Managing Director and Member of E.M. Warburg Pincus & Co. LLC ("EMLLC"), where he has been employed since 1967. Mr. Lapidus is also a director of Lennar Corp., Knoll, Inc., Information Holdings Inc. and several private companies.

DAVID E. LIBOWITZ. Mr. Libowitz, a Director of the Company since December 2000, is a General Partner at WP and a Member and Managing Director of EMLLC, where he has been employed since July 1991. He is currently a director of Information Holdings Inc. and several privately held companies.

JUSTIN SADRIAN. Mr. Sadrian, a Director of the Company since December 2001 is an Associate with Warburg Pincus LLC, where he has been employed since 2000. Prior to joining Warburg, he was employed at J.P. Morgan & Co. from 1995 to 1999 in their Investment Banking and Merchant Banking Groups. Mr. Sadrian is also a director of Imark Communications, LLC, and American Show Management, Inc.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE FOR COMMON STOCK

     The Company's Common Stock has not been registered under the Securities Act of 1933 (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not listed on any national securities exchange. There is no established public trading market for the Company's Common Stock. All of the Company's outstanding shares of common stock are owned by Radio Unica Communications Corp. The Company's 11 3/4% Senior Discount Notes due 2006 has covenants restricting among other things, the payment of dividends. For the year ended December 31, 2001, the Company did not declare nor pay any dividends.

ITEM 6.  SELECTED FINANCIAL DATA

     The selected financial data set forth below as of and for the years ended December 31, 2001, 2000, 1999, 1998, and 1997 have been derived from the consolidated financial statements of the Company, which were audited by Ernst & Young LLP, independent certified public accountants. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the notes thereto, appearing elsewhere in this annual report.

                                                                          FOR THE YEAR ENDED
                                                                              DECEMBER 31,
                                             ---------------------------------------------------------------------------------------
                                                   2001             2000              1999             1998              1997
                                             ----------------  --------------   ---------------   ---------------   ----------------
STATEMENT OF OPERATIONS DATA:
Net revenue                                  $    37,517,496   $  30,095,711    $   16,217,180    $    8,218,043    $              -
Operating expenses
 Stock option compensation expense                   587,525       3,162,976        19,591,106                 -                   -
 LMA termination fee                                       -               -         2,000,000                 -                   -
 Other                                            58,389,299      44,960,605        35,955,075        28,196,739          1,802,816
                                             ----------------  --------------   ---------------   ---------------   ----------------
Loss from operations                             (21,459,328)    (18,027,870)      (41,329,001)      (19,978,696)        (1,802,816)
Interest expense, net                            (17,021,643)    (15,042,179)      (13,396,929)       (4,289,658)           (12,765)
Other                                             (4,998,144)     (2,985,917)          (20,719)          (14,867)                  -
                                             ----------------  --------------   ---------------   ---------------   ----------------
Loss before income taxes                         (43,479,115)    (36,055,966)      (54,746,649)      (24,283,221)        (1,815,581)
Income tax benefit (expense)                         156,071         809,448          (311,989)        2,446,745                   -
                                             ----------------  --------------   ---------------   ---------------   ----------------
Net loss                                         (43,323,044)    (35,246,518)      (55,058,638)      (21,836,476)        (1,815,581)
Accrued dividends on preferred stock                       -               -         3,149,390         2,850,608            119,490
                                             ----------------  --------------   ---------------   ---------------   ----------------
Net loss applicable to common shareholders   $   (43,323,044)  $ (35,246,518)   $  (58,208,028)   $  (24,687,084)   $    (1,935,071)
                                             ================  ==============   ===============   ===============   ================

OTHER FINANCIAL DATA:
Depreciation and amortization                $     6,670,291   $   6,126,862    $    5,184,941    $    1,696,376    $              -
EBITDA (1)                                       (14,789,037)    (11,901,008)      (36,144,060)      (18,282,320)        (1,802,816)
Adjusted EBITDA (2)                              (14,201,512)     (8,738,032)      (14,552,954)      (18,282,320)        (1,802,816)

BALANCE SHEET DATA (AT END OF PERIOD):
Cash and cash equivalents                    $       964,042   $     143,619    $    2,396,044    $   38,894,144    $     1,126,862
Working capital                                    6,008,738       8,677,256         5,734,986        52,867,136          1,047,193
Total assets                                     144,329,882     146,599,022       126,259,410       123,505,573          6,678,088
Due to parent, net                                85,742,845      65,129,936        25,584,756                 -                  -
Long-term debt                                   150,059,049     132,062,425       118,025,542       105,779,128                  -
Series A redeemable cumulative preferred
 stock                                                     -               -                 -        38,266,437          5,316,990
Stockholders' deficit                            (98,278,999)    (55,543,480)      (23,459,938)      (26,303,393)        (1,922,571)

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

GENERAL

     The Company, incorporated on September 12, 1996 (inception), was organized for the purpose of producing, broadcasting and distributing Spanish-language radio programming in the United States. The Company's strategy is to develop its radio network as a national advertising platform that is attractive to national advertisers. The network is comprised of owned and operated stations, and affiliated stations. The Company launched its network on January 5, 1998 with 30 affiliated stations and three stations operated under LMAs.

     The Company generates revenue from sales of network advertising time and sales of advertising time on the Company-owned and operated stations ("O&Os"). Advertising rates are, in large part, based upon the network's and each station's ability to attract audiences in demographic groups targeted by advertisers. All revenues are stated net of any agency commissions. The Company also generates revenue from its promotional and merchandising services company, MASS Promotions, Inc. ("MASS"). The Company recognizes revenue generated by MASS when the promotional and/or merchandising services are performed.

     The Company's operating expenses consist of programming expenses, marketing and selling costs, including commissions paid to our sales staff, technical and engineering costs, cost of promotion services and general and administrativ e expenses.

     The Company's performance is customarily measured by its earnings (loss) from operations plus depreciation and amortization ("EBITDA"). EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles ("GAAP")), but because it is a widely accepted supplemental financial measure of a company's ability to service debt. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same fashion. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

     On October 19, 1999, the Company's parent, RUCC, completed an initial public offering ("IPO") of 6,840,000 shares of its commons stock at an IPO price of $16.00 per share. RUCC received net proceeds from the IPO of approximately $99.4 million on October 22, 1999. The net proceeds from the IPO were used to repay the indebtedness under the revolving credit facility, to acquire radio stations, upgrade existing stations and for general corporate purposes.

RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2001 COMPARED TO THE YEAR ENDED DECEMBER  31, 2000

    NET REVENUE. Net revenue increased by approximately $7.4 million or 25% to approximately $37.5 million for the year ended December 31, 2001 from approximately $30.1 million for the year ended December 31, 2000. The increase in net revenue relates to increased network and O&Os sales and revenue generated by promotional and merchandising services associated with MASS.

     OPERATING EXPENSES. Operating expenses increased by approximately $10.9 million or 23% to approximately $59.0 million for the year ended December 31, 2001 from approximately $48.1 million for the year ended December 31, 2000. The increase in operating expenses is due to increased direct operating expenses of approximately $0.4 million, increased selling, general and administrative expenses of approximately $3.2 million, increased network expenses of approximately $5.6 million, increased depreciation and amortization of approximately $0.6 million and costs associated with the operations of MASS of approximately $3.6 million, offset in part by a decrease in stock option compensation expense of $2.6 million.

     Direct operating expenses increased by approximately $0.4 million or 7% to approximately $7.3 million for the year ended December 31, 2001 from approximately $6.9 million for the year ended December 31, 2000. The increase in direct operating expenses is primarily due to increased spending associated with the promotion and marketing of the O&Os as well as the increase in the number of O&Os.

     Selling, general and administrative expenses increased by approximately $3.2 million or 21% to approximately $18.7 million for the year ended December 31, 2001 from approximately $15.5 million for the year ended December 31, 2000. The increase in selling, general and administrative expenses primarily relates to the increase in the number of O&Os, increased sales costs associated with the increase in revenue, an increase in the allowance for doubtful accounts, as well as administrative costs associated with MASS.

     Network expenses increased by approximately $5.6 million or 43% to approximately $18.6 million for the year ended December 31, 2001 from approximately $13.0 million for the year ended December 31, 2000. The increase in network expenses is mainly due to an increase in the cost of network programming, including sporting events, increased sales costs associated with the increase in network revenue, increased spending associated with the promotion and marketing of the network as well as costs related to the termination of an employment contract.

     Corporate expenses remained constant at approximately $3.5 million for the years ended December 31, 2001 and 2000. Corporate expenses are comprised of the cost of corporate management as well as legal and professional fees.

     Cost of promotion services of approximately $3.6 million for the year ended December 31, 2001 relates to the cost of promotional and merchandising services incurred by MASS for its clients.

     Depreciation and amortization increased by approximately $0.6 million or 9% to approximately $6.7 million for the year ended December 31, 2001 from approximately $6.1 million for the year ended December 31, 2000. The increase in depreciation and amortization is due to additions of fixed and intangible assets arising from the acquisition of new O&Os as well as the addition of fixed assets relating to the buildout and upgrades of existing O&Os.

     Stock option compensation expense decreased by approximately $2.6 million or 81% to approximately $0.6 million for the year ended December 31, 2001 from approximately $3.2 million for the year ended December 31, 2000. Stock option compensation expense represents a non-cash charge relating to the vesting of variable options granted to employees of the Company to purchase shares of RUCC common stock. The decrease in stock option compensation expense is due to a large portion of the stock options granted becoming fully vested during 2000.

     OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $4.0 million or 22% to approximately $(22.0) million for the year ended December 31, 2001 from approximately $(18.0) million for the year ended December 31, 2000. Other income (expense) for the year ended December 31, 2001 included interest expense of approximately $17.1 million and the loss on an investment in an unconsolidated company of approximately $5.0 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $15.1 million in interest expense as well as a loss in an unconsolidated company of approximately $3.0 million during the year ended December 31, 2000.

     INCOME TAX BENEFIT (EXPENSE). The Company recorded an income tax benefit in 2001 of approximately $0.2 million as compared to approximately $0.8 million for the year ended December 31, 2000. The benefit in 2001 and 2000 results from the Company's ability to utilize a portion of its net operating tax loss carryforwards to offset existing deferred tax liabilities.

     NET LOSS. Net loss increased by approximately $8.1 million or 23% to approximately $43.3 million for the year ended December 31, 2001 as compared to a net loss of approximately $35.2 million for the year ended December 31, 2000. The increase in net loss is mainly the result of the loss on the investment in an unconsolidated company, increased costs of network programming, including sporting events, increased costs associated with the promotion and marketing of the Company's network and O&Os, costs related to the termination of an employment contract, increased depreciation and amortization resulting from the increase in the number of and buildout of O&Os, increased interest on the outstanding balance of the Senior Discount Notes partially offset by the increase in net revenue and the reduction of non-cash stock option compensation expense.

     EBITDA. EBITDA, less the non-cash charge relating to the stock option compensation expense of approximately $0.6 million and $3.2 million for the years ended December 31, 2001 and 2000, respectively, decreased by approximately $5.5 million or 63% to approximately $(14.2) million for the year ended December 31, 2001 as compared to approximately $(8.7) million for the year ended December 31, 2000. EBITDA decreased by approximately $2.9 million or 24% to approximately $(14.8) million for the year ended December 31, 2001 as compared to approximately $(11.9) million for the comparable period in the prior year. The decrease in EBITDA is mainly a result of the increased costs of network programming, including sporting events, increased costs associated with the promotion and marketing of the company's network and O&Os and costs related to the termination of an employment contract, partially offset by the increase in net revenue, and the reduction in non-cash stock option compensation expense.

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

     Selling, general and administrative expenses increased by approximately $3.7 million or 31% to approximately $15.5 million for the year ended December 31, 2000 from approximately $11.8 million for the year ended December 31, 1999. The increase in selling, general and administrative expenses primarily relates to the variable costs associated with the increase in sales as well as the increase in the number of O&Os.

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

Stock option compensation expense decreased by approximately $16.4 million or 84% to approximately $3.2 million for the year ended December 31, 2000 from approximately $19.6 million for the year ended December 31, 1999. Stock option compensation expense represents a non-cash charge relating to the vesting of variable options granted to employees of the Company to purchase RUCC common stock. The decrease in stock option compensation expense is due to a large portion of the stock options granted becoming fully vested during 1999.

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

LIQUIDITY AND CAPITAL RESOURCES

     The Company has had negative cash flows from operations since inception. Working capital and financing for the Company's acquisitions to date have been provided primarily by the proceeds from RUCC's IPO, the issuance of the 11 3/4 % Senior Discount Notes due August 1, 2006 and the issuance of promissory notes, common stock and preferred stock to RUCC's stockholders.

     Net cash used in operating activities decreased by approximately $5.3 million to approximately $10.6 million for year ended December 31, 2001 as compared to approximately $15.9 million for the year ended December 31, 2000. Net cash used in investing activities was approximately $9.1 million and $23.2 million for the years ended December 31, 2001 and 2000, respectively. The decrease of $14.1 million from 2000 to 2001 is primarily due to the lack of radio station acquisitions during 2001. Net cash provided by financing activities was $20.6 million and $36.9 million for the years ended December 31, 2001 and 2000, respectively. Cash provided by financing activities for the years ended December 31, 2001 and 2000 is primarily from advances received from RUCC.

     Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $3.9 million and $3.6 million for the years ended December 31, 2001 and 2000, respectively.

     The Company believes that the remaining proceeds from RUCC's IPO and to the extent it is able to enter into a revolving credit facility, will provide adequate resources to fund the Company's operating expenses, working capital requirements, capital expenditures and acquisitions until its business strategy provides the Company with sufficient operating cash flow. There can be no assurance that such business strategy will be successfully implemented or that the future cash flows of the Company will be sufficient to meet all of the Company's obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of the ROCC's common stock and the Company's Senior Discount Notes, and the Company's ability to pay the principal of and interest on the Senior Discount Notes. There is also no assurance that the Company will be able to enter into a revolving credit facility on acceptable terms, if at all.

     The known impact on future operating results related to the Senior Discount Notes will be annual interest expense through August 1, 2006 as follows:

                                       YEAR ENDED DECEMBER 31,
                                       -----------------------
                                            (IN MILLIONS)
                                            -------------
                        2002       $ 17.9       2005     $ 18.6
                        2003         18.6       2006       10.8
                        2004         18.6

    Expected interest payments under the terms of the Senior Discount Notes are as follows:

                                          YEAR ENDED DECEMBER 31,
                                   --------------------------------------
                                                (IN MILLIONS)
                                           -----------------------
                                   2003          $     18.6
                                   2004                18.6
                                   2005                18.6
                                   2006                10.8

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. The Company adopted this statement effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill and intangible assets with indefinite useful lives is expected to result in an increase in operating income of approximately $3.8 million in 2002. At December 31, 2001, the Company had goodwill of approximately $5.8 million and intangible assets with indefinite useful lives of approximately $98.2 million.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the fiscal year beginning November 1, 2002. SFAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. We believe the impact on our financial position and results of operations from the adoption of SFAS 144 will not be material.

ITEM 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company was subject to interest rate risk on the interest on borrowings under the Revolving Credit Facility. However, as of November 23, 2001 the credit facility was terminated.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

                          INDEX TO FINANCIAL STATEMENTS

                                                                                                 Page
                                                                                                Number
                                                                                              ----------

Report of Independent Certified Public Accountants                                                28

Consolidated Balance Sheets as of December 31, 2001 and 2000                                      29

Consolidated Statements of Operations for the Years Ended December 31, 2001,
  2000 and 1999                                                                                   30

Consolidated Statements of Changes in Series A Redeemable Cumulative Preferred
Stock and Stockholders' Deficit for the Years Ended December 31,
2001, 2000 and 1999                                                                               31

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
  2000 and 1999                                                                                   32

Notes to Consolidated Financial Statements                                                        33

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Radio Unica Corp.

     We have audited the accompanying consolidated balance sheets of Radio Unica Corp. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in Series A redeemable cumulative preferred stock and stockholder's deficit and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index of Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio Unica Corp. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                              /s/ Ernst & Young LLP

Miami, Florida
March 5, 2002

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS

                                                                                          DECEMBER 31,
                                                                                --------------------------------
ASSETS                                                                                 2001              2000
----------------------------------------------------------------------------------------------------------------
Current assets:
 Cash and cash equivalents                                                      $     964,042     $     143,619
 Accounts receivable, net of allowance for doubtful accounts of
  $1,253,425 and $824,261 at December 31, 2001 and 2000, respectively              10,251,340         8,120,254
 Prepaid expenses and other current assets                                          1,541,874         4,098,210
                                                                                --------------    --------------
Total current assets                                                               12,757,256        12,362,083
 Property and equipment, net                                                       23,971,415        22,369,517
 Broadcast licenses, net of accumulated amortization of $10,336,623
  and $6,685,734 at December 31, 2001 and 2000, respectively                       98,200,730       101,969,501
 Other intangible assets, net                                                       9,055,938         7,711,404
 Other assets                                                                         344,543         2,186,517
                                                                                --------------    --------------
                                                                                $ 144,329,882     $ 146,599,022
                                                                                ==============    ==============
LIABILITIES AND STOCKHOLDER'S DEFICIT
----------------------------------------------------------------------------------------------------------------
Current liabilities:
 Accounts payable                                                               $   2,216,655     $     946,267
 Accrued expenses                                                                   2,887,929         2,431,903
 Deferred revenue                                                                     658,943           262,440
 Current portion of notes payable                                                     984,991            44,217
                                                                                --------------    --------------
Total current liabilities                                                           6,748,518         3,684,827

Other liabilities                                                                      55,000           165,000
Notes payable                                                                       1,139,276            45,707
Deferred taxes                                                                        988,460         1,144,531
Due to parent, net                                                                 85,742,845        65,129,936
Senior discount notes                                                             147,934,782       131,972,501

Commitments and contingencies

Stockholder's deficit:
 Common stock; $.01 par value; 1,000 shares
 authorized; 100 shares issued and outstanding                                              1                 1
 Additional paid in capital                                                        59,612,074        59,556,278
 Deferred compensation expense                                                       (570,817)       (1,102,546)
 Accumulated deficit                                                             (157,320,257)     (113,997,213)
                                                                                --------------    --------------
Total stockholder's deficit                                                       (98,278,999)      (55,543,480)
                                                                                --------------    --------------
                                                                                $ 144,329,882     $ 146,599,022
                                                                                ==============    ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------------------------
                                                                2001                 2000              1999
------------------------------------------------------------------------------------------------------------------
Net revenue                                                $     37,517,496     $    30,095,711   $    16,217,180
Operating expenses:
Direct operating                                                  7,323,190           6,858,971         3,747,894
Selling, general and administrative                              18,673,947          15,487,676        11,839,845
Network                                                          18,571,644          12,993,178        12,213,570
Corporate                                                         3,522,911           3,493,918         2,968,825
Cost of promotions company sales                                  3,627,316                   -                 -
Depreciation and amortization                                     6,670,291           6,126,862         5,184,941
LMA termination fee                                                       -                   -         2,000,000
Stock option compensation                                           587,525           3,162,976        19,591,106
                                                           ------------------   ----------------- ----------------
                                                                 58,976,824          48,123,581        57,546,181
                                                           ------------------   ----------------- ----------------
Loss from operations                                            (21,459,328)        (18,027,870)      (41,329,001)
Other income (expense):
Interest expense                                                (17,051,548)        (15,146,458)      (14,053,053)
Interest income                                                      29,905             104,279           656,124
Loss on investments in unconsolidated companies                  (5,008,160)         (3,008,000)                -
Other, net                                                           10,016              22,083           (20,719)
                                                           ------------------   ----------------- ----------------
                                                                (22,019,787)        (18,028,096)      (13,417,648)
                                                           ------------------   ----------------- ----------------
Loss before income taxes                                        (43,479,115)        (36,055,966)      (54,746,649)
Income tax benefit (expense)                                        156,071             809,448          (311,989)
Net loss                                                        (43,323,044)        (35,246,518)      (55,058,638)
Accrued dividends on Series A redeemable
cumulative preferred stock                                                -                   -         3,149,390
                                                           ------------------   ----------------- ----------------
Net loss applicable to common stockholders                 $    (43,323,044)    $   (35,246,518)  $   (58,208,028)
                                                           ==================   ================= ================
Net loss per common share applicable to
common stockholders - basic and diluted                    $       (433,230)    $      (352,465)  $      (582,080)
                                                           ==================   ================= ================

Weighted average common shares
outstanding - basic and diluted                                         100                 100               100
                                                           ==================   ================= ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN SERIES A REDEEMABLE CUMULATIVE PREFERRED STOCK AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                    SERIES A
                   REDEEMABLE
                    CUMULATIVE                            ADDITIONAL
                  PREFERRED STOCK         COMMON STOCK      PAID-IN      DEFERRED
               ------------------------------------------   CAPITAL      COMPENSATION   ACCUMULATED
               SHARES      AMOUNT    SHARES      AMOUNT  (DEFICIENCY)      EXPENSE        DEFICIT           TOTAL
               --------  --------  ----------  --------  -------------   ------------   --------------  -------------
Balance at
  December
  31, 1998      353,560  $38,266,437    100      $ 1     $ (2,611,337)   $        -     $ (23,692,057)  $ (26,303,393)

Issuance
  of
  Series A
  redeemable
  cumulative
  preferred
  stock of
  Radio
  Unica
  Communications
  Corp.             347       34,650      -        -                -             -                 -               -

Accrued              -
  dividends
  on
  Series A
  redeemable
  cumulative
  preferred
  stock of
  Radio
  Unica
  Communications
  Corp.               -    3,149,390       -       -       (3,149,390)            -                 -      (3,149,390)

Repayment
  of stock-
  holder note
  receivable
  issued
  for
  Series A
  redeemable
  cumulative
  preferred
  stock of
  Radio Unica
  Communication
  Corp.               -       49,500       -       -                -             -                 -               -

Stock
  option
  compensation
  expense             -            -       -       -       19,591,106             -                 -      19,591,106

Deferred
  compensation
  expense             -            -       -       -        4,265,522    (4,265,522)                -               -

Exchange of
   Series A
   cumulative
   preferred
   stock of
   Radio
   Unica
   Communications
   Corp.
   for
   common
   stock of
   Radio
   Unica
   Communica-
   tions Corp. (353,907) (41,499,977)      -       -       41,499,977             -                 -      41,499,977

Stockholder
  note
  receivable          -            -       -       -          (39,600)            -                 -         (39,600)

Net loss              -            -       -       -                -             -       (55,058,638)    (55,058,638)

               -------------------------------------------------------------------------------------------------------
Balance at
  December
  31, 1999            -            -     100       1       59,556,278    (4,265,522)      (78,750,695)    (23,459,938)

Stock
  option
  compensation
  expense             -            -       -       -                -     3,162,976                 -       3,162,976

Net loss              -            -       -       -                -             -       (35,246,518)    (35,246,518)

               -------------------------------------------------------------------------------------------------------
Balance at
  December
  31, 2000            -            -     100       1       59,556,278    (1,102,546)     (113,997,213)    (55,543,480)

Stock
  option
  compensation
  expense             -            -       -       -                -       587,525                 -         587,525

Deferred
  compensation
  expense             -            -       -       -           55,796       (55,796)                -               -

Net loss              -            -       -       -                -             -       (43,323,044)    (43,323,044)
               -------------------------------------------------------------------------------------------------------

Balance at
   December
   31, 2001           -   $        -     100     $ 1     $ 59,612,074    $ (570,817)    $(157,320,257)  $ (98,278,999)
               =======================================================================================================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                -----------------------------------------------------
                                                                         2001            2000             1999
---------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                        $  (43,323,044)    $  (35,246,518)    $ (55,058,638)
Adjustments to reconcile net loss to net cash used in
 operating activities:
  Depreciation and amortization                                      6,670,291          6,126,862         5,184,941
  Provision for bad debt                                               409,164            569,019           139,211
  Loss on investments in unconsolidated companies                    5,008,160          3,008,000                 -
  Accretion of interest on senior discount notes                    15,962,281         14,239,937        12,703,436
  Amortization of deferred financing costs                             816,898            770,832           770,832
  Stock option compensation expense                                    587,525          3,162,976        19,591,106
  Deferred income taxes                                               (156,071)          (809,448)          311,989
  Amortization of deferred revenue                                           -           (822,350)                -
  Other                                                               (387,340)          (284,500)         (285,063)
  Change in assets and liabilities:
   Accounts receivable                                                (793,461)        (3,543,929)       (4,210,897)
   Prepaid expenses and other current assets                         3,116,541         (1,718,978)          868,090
   Other assets                                                        301,723           (222,454)         (330,633)
   Accounts payable                                                  1,171,569           (930,895)          955,098
   Accrued expenses                                                   (256,336)          (246,216)         (500,856)
   Deferred revenue                                                    173,165                  -                 -
   Deposit payable                                                      55,000                  -           165,000
                                                                --------------     --------------     -------------
Net cash used in operating activities                              (10,643,935)       (15,947,662)      (19,696,384)
                                                                --------------     --------------     -------------
INVESTING ACTIVITIES
Acquisition of property and equipment                               (3,922,225)        (3,595,804)       (3,771,859)
Restricted cash-escrow account                                               -            305,000        12,295,000
Deposit on acquisition of radio station                                      -                  -        (4,500,000)
Acquisition of radio stations                                                -        (16,391,241)      (44,723,582)
Investment in unconsolidated companies                              (3,503,260)        (3,512,900)                -
Acquisition of promotions company
 net of cash received                                               (1,673,473)                 -                 -
                                                                --------------     --------------     -------------
Net cash used in investing activities                               (9,098,958)       (23,194,945)      (40,700,441)
                                                                --------------     --------------     -------------
FINANCING ACTIVITIES
Intercompany payable, net                                           20,612,909         37,045,182        25,584,756
Deferred financing costs                                                     -                  -        (1,135,581)
Proceeds from issuance of Series A redeemable cumulative
 preferred stock and common stock                                            -                  -            44,550
Repayment on note payable issued in connection with
 the acquisition of KIQI-AM San Francisco                                    -           (155,000)         (595,000)
Borrowings under the revolving credit facility                       3,503,260
Repayments of notes payable and
  revolving credit facility                                         (3,552,853)                 -                 -
                                                                --------------     --------------     -------------
Net cash provided by financing activities                           20,563,316         36,890,182        23,898,725
                                                                --------------     --------------     -------------
Net increase (decrease) in cash and cash equivalents                   820,423         (2,252,425)      (36,498,100)
Cash and cash equivalents at beginning of year                         143,619          2,396,044        38,894,144
                                                                --------------     --------------     -------------
Cash and cash equivalents at end of year                        $      964,042     $      143,619         2,396,044
                                                                ==============     ==============     =============
Supplemental disclosures of cash flow information:

Issuance of note payable in connection with acquisition of
 promotions company                                             $    2,078,561     $            -     $           -
                                                                ==============     ==============     =============
Investment in unconsolidated company in exchange for
 advertising                                                    $            -     $    1,000,000     $           -
                                                                ==============     ==============     =============
Reclassification of other assets to broadcast license and
 property and equipment upon the consummation of the
 acquisitions of radio stations                                 $            -     $    4,678,322     $           -
                                                                ==============     ==============     =============
Exchange of Series A redeemable cumulative preferred
 stock of Radio Unica Communications Corp.                      $            -     $            -     $  41,499,977
                                                                ==============     ==============     =============
Cash paid for interest                                          $      152,212     $      215,614     $     478,600
                                                                ==============     ==============     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

                                RADIO UNICA CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND PRESENTATION

     Radio Unica Corp (the "Company"), a wholly owned subsidiary of Radio Unica Communications Corp ("RUCC"), through its subsidiaries owns and/or operates 16 spanish-language radio stations serving 14 markets throughout the United States. The Company was formed for the purpose of producing, broadcasting and distributing Spanish language radio programming in the United States. The Company launched its network on January 5, 1998 and began broadcasting programming to radio broadcast stations that it operates and to affiliated stations in the United States and abroad.

     In July 1998, the Company effected a holding company reorganization (the "Reorganization"), pursuant to which the Company became a wholly owned subsidiary of RUCC. On October 19, 1999, RUCC completed an initial public offering ("IPO") of 6,840,000 shares of its common stock at an IPO price of $16.00 per share. RUCC received net proceeds from the IPO of approximately $99.4 million on October 22, 1999. The net proceeds from the IPO were used to repay the indebtedness under the revolving credit facility, to acquire radio stations, upgrade existing stations and for general corporate purposes.

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

REVENUE RECOGNITION

     Revenue is derived primarily from the sale of commercial announcements to local, national and network advertisers. Revenue for these activities is recognized as commercials are broadcast. Revenue from promotional and merchandising services is recognized when the promotional and/or merchandising services are performed.

ADVERTISING COSTS

     The Company incurs various marketing and promotional costs to increase and maintain listenership. These costs are charged to expense as incurred and for the years ended December 31, 2001, 2000 and 1999 amounted to approximately $4.5 million, $2.5 million and $3.5 million, respectively.

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

ALLOWANCE FOR DOUBTFUL ACCOUNTS

    The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where it is aware of specific customer's inability to meet it financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for bad debt based on historical experience of bad debts as a percent of revenues, adjusted for relative improvements or deteriorations in the agings and changes in current economic conditions.

INCOME TAXES

    The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes" as if it were a separate company. Deferred tax assets and liabilities are determined based upon differences between the financial statements and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized. The Company files a consolidated federal and various state income tax returns with RUCC. A verbal intercompany tax agreement requires the Company to pay an amount which approximates the income tax the Company would pay if it were filing separate consolidated income tax returns. No such payments have been made to RUCC for federal income taxes since the Company has not paid any federal income taxes due to its net operating loss position.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

ACCOUNTING FOR IMPAIRMENT OF LONG-LIVED ASSETS

     The Company accounts for the impairment of long-lived assets under the provisions of SFAS No. 121, "Accounting For The Impairment Of Long-Lived Assets". SFAS No. 121 requires impairment losses to be recorded on long-lived assets when indications of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. If the carrying value of the assets will not be recoverable, as determined based on the undiscounted cash flows estimated, the carrying value of the assets are reduced to fair value. Generally, fair value will be determined using valuation techniques such as expected discounted cash flows or appraisals, as appropriate. The Company has not recorded any impairment losses on long-lived assets.

ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The Company's financial instruments of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration to maturity. The fair value of the long-term debt is based on quoted market prices. At December 31, 2001, the fair value of the Senior Discount Notes was approximately $75.1 million.

USE OF ESTIMATES

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

BUSINESS SEGMENTS

     Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. The Company classified its businesses into two reporting segments: radio-broadcasting and promotion services. The radio-broadcasting segment includes the operations of the Company's radio network, the operations of all owned and/or operated radio stations and corporate expenses. The promotion services segment includes the operations of the Company's marketing and promotions business. The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and operating income (loss) before depreciation and amortization ("EBITDA").

LOSS PER SHARE

     Basic loss per share is calculated using the weighted average common shares outstanding during the periods. Common equivalent shares from stock options, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. The Company did not include any stock options in the calculation of diluted earnings per share for the years ended December 31, 2001, 2000 and 1999, since their inclusion would be antidilutive. For the years ended December 31, 2001, 2000 and 1999 there was no difference between the basic and diluted loss per share calculations.

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

RECLASSIFICATION

     Certain amounts appearing in the 2000 and 1999 consolidated financial statements have been reclassified to conform with the 2001 presentation.

RECENT ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations". The statement discontinues the use of the pooling of interests method of accounting for business combinations. The statement is effective for all business combinations after June 30, 2001.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets". The statement requires discontinuing the amortization of goodwill and other intangible assets with indefinite useful lives. Instead, these assets will be tested periodically for impairment and written down to their fair market value as necessary. The Company adopted this statement effective January 1, 2002. Application of the non-amortization provisions of SFAS 142 for goodwill and intangible assets with indefinite useful lives is expected to result in an increase in operating income of approximately $3.8 million in 2002. At December 31, 2001, the Company had goodwill of approximately $5.8 million and intangible assets with indefinite useful lives of approximately $98.2 million.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which is effective for the fiscal year beginning November 1, 2002. SFAS 144 establishes a single model to account for impairment of assets to be held or disposed, incorporating guidelines for accounting and disclosure of discontinued operations. We believe the impact on our financial position and results of operations from the adoption of SFAS 144 will not be material.

3. ACQUISITIONS

2001 ACQUISITION

     On April 30, 2001, the Company entered into an asset purchase agreement with Marketing Advertising & Sales Services, Inc. and related companies to acquire its marketing and promotions businesses for a purchase price of approximately $4.5 million. In connection with this transaction, the Company acquired approximately $1.5 million in working capital, which included approximately $0.7 million in cash. The purchase price was comprised of cash payments of approximately $2.4 million and a promissory note of approximately $2.1 million. The promissory note bears interest at a rate of 8% per annum. Principal and interest on the promissory note are payable concurrently. Principal payments are scheduled to be made as follows:


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

     The pro forma unaudited results of operations of the Company for the years ended December 31, 2001 and 2000 assuming this acquisition had been consummated as of January 1, 2000 are as follows:

                                                                   FOR THE YEAR ENDED
                                                                      DECEMBER 31,
                                                        --------------------------------------------
                                                                2001                    2000
                                                        ---------------------   --------------------
                                                                       UNAUDITED)

Net revenue                                              $      40,433,419       $      39,602,276
                                                        =====================   ====================
Net loss                                                 $      (42,934,927)     $     (34,270,041)
                                                        =====================   ====================
Net loss per common share - basic and diluted            $         (429,349)     $        (342,700)
                                                        =====================   ====================


                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. ACQUISITIONS, CONTINUED

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

     The acquisitions of the assets of WWRU-AM and WJDM-AM, New York, KAHZ-AM, Dallas/Ft.Worth, KIDR-AM, Phoenix, WNTD-AM, Chicago, KCUV-AM, Denver, KVJY-AM, McAllen, KWRU-AM, Fresno, KZDC-AM, San Antonio, KQTL-AM, Tucson and KATD-AM, Pittsburg were not the purchases of businesses, as the format and language of the stations were changed and the Company did not assume responsibility for any employees. The acquisitions were accounted for as purchases and, accordingly, the purchase prices were allocated to the assets acquired and liabilities assumed based on appraisals and other estimates of their underlying values.

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

SENIOR SECURED REVOLVING CREDIT FACILITY

     On July 8, 1998, the Company entered into a credit agreement with a bank for a senior secured revolving credit facility (the "Revolving Credit Facility") providing for up to $20.0 million of availability. The revolving credit facility would have matured in May 2002. However, on November 23, 2001, the Company terminated its revolving credit facility at which time no amounts were outstanding. Amounts outstanding under the revolving credit facility bore interest at the higher of the (i) bank's prime rate plus 1.25% or (ii) LIBOR plus 2.50%. The obligations under the revolving credit facility were guaranteed by the Company and secured by substantially all the assets of Company and its subsidiaries.

5.  INVESTMENTS

     On July 18, 2000, the Company acquired approximately 13.5% of Estrellamundo, LLC for $1.5 million in cash. As of February 9, 2001, Estrellamundo, LLC completed construction and commenced operations of its Latin-themed restaurant and club, "Y Arriba Y Arriba", which is located within Disneyland in Anaheim, California.

     In 2001, the Company guaranteed a $3.5 million loan for Estrellamundo, LLC. The loan was guaranteed through the issuance of a letter of credit and reduced the Company's borrowing capacity under its revolving credit facility. In exchange for this guarantee, the Company received an additional 10.5% equity interest in Estrellamundo, LLC valued at approximately $1.2 million. In connection with this transaction, the Company recorded $1.2 million in deferred income which was being amortized over the life of the guarantee. On September 28, 2001 due to financial difficulties encountered by Estrellamundo, LLC, the loan, which was guaranteed through the letter of credit, was called by the issuing bank. The letter of credit was subsequently drawn upon and on October 5, 2001, the Company repaid the $3.5 million outstanding under the letter of credit.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5.  INVESTMENTS, CONTINUED

     In October 2001, Estrellamundo, LLC filed for relief under Chapter 11 of the Bankruptcy code. Accordingly, the Company evaluated the recoverability of its investment, including the $3.5 million associated with the loan guaranteee, in Estrellamundo, LLC and determined that the carrying value of its investment was impaired. Therefore, at September 30, 2001, based on the information available, the Company wrote off the entire carrying value in its investment in Estrellamundo LLC. The loss on this investment is reflected in the accompanying statement of operations for the year ended December 31, 2001, in investments in unconsolidated companies.

     On June 26, 2000, the Company acquired approximately 3% of a Spanish and Portuguese language sports portal ("SportsYa"), through the purchase of preferred stock, in exchange for $2.0 million in cash and $1.0 million in advertising on the Company's network. At December 31, 2000, the Company evaluated the carrying value of its investment in SportsYa and noted that due to the financial condition of SportsYa, there existed an impairment in the carrying value of its investment. Accordingly, at December 31, 2000, based on the information available, the Company wrote off the entire carrying value in its investment in SportsYa. The loss on this investment is reflected in the accompanying statement of operations for the year ended December 31, 2000 in loss on investments in unconsolidated companies.

6.  PROPERTY AND EQUIPMENT

     Property and equipment consists of the following:

                                                    USEFUL LIVES             DECEMBER 31,
                                                                   -----------------------------------
                                                       (YEARS)        2001                2000
                                                  ---------------  --------------   ---------------
Land                                                 -              $  4,029,553     $  4,029,554
Building                                             30                2,163,710        1,431,341
Broadcast equipment                                  7                18,150,983       15,708,899
Leasehold improvements                               10                2,528,711        2,297,926
Office equipment, computers & software               3-5               2,340,005        1,959,161
Furniture & fixtures                                 5                 1,274,669        1,055,633
Automobiles                                          5                   531,702          351,927
                                                                   --------------   ---------------
                                                                      31,019,333       26,834,441
Less: Accumulated depreciation and amortization                        7,047,918        4,464,924
                                                                   --------------   ---------------
                                                                    $ 23,971,415     $ 22,369,517
                                                                   ==============   ===============

     Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $2,577,152, $2,156,544 and $1,614,554, respectively.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7.  OTHER INTANGIBLE ASSETS

     Other intangible assets consist of the following:

                                                    USEFUL LIVES             DECEMBER 31,
                                                                   -----------------------------------
                                                       (YEARS)        2001                2000
                                                  ---------------  --------------   ---------------
Goodwill                                             30             $  5,825,325    $   4,088,735
Deferred financing costs                             4-8               5,600,000        5,600,000
Covenants not to compete                             1-5               2,350,281        1,526,743
                                                                   --------------   ---------------
                                                                      13,775,606       11,215,478
Less: Accumulated amortization                                         4,719,668        3,504,074
                                                                   --------------   ---------------
                                                                    $  9,055,938     $  7,711,404
                                                                   ==============   ===============

     Amortization expense for other intangible assets for the years ended December 31, 2001, 2000 and 1999 was $1,214,964, $1,382,124 and, $1,550,994,
respectively. Amortization expense relating to the deferred financing costs of $815,277 for the year ended December 31, 2001 and $770,832 for each of the years ended December 31, 2001 and 2000, was classified as interest expense.

8. INCOME TAXES

HISTORICAL

     The components of the income tax benefit (expense) benefit are as follows:

                                                                        YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------
                                                                 2001           2000              1999
                                                              -----------   ------------     -------------
Deferred                                                       $ 156,071     $  809,448       $ (311,989)
                                                              -----------   ------------     -------------
                                                               $ 156,071     $  809,448       $ (311,989)
                                                              ===========   ============     =============

    The differences between the federal statutory income tax and the effective income tax rate are summarized below:

                                                                        YEAR ENDED DECEMBER 31,
                                                              -----------------------------------------------
                                                                 2001           2000              1999
                                                              -------------- --------------- ----------------
Tax benefit at federal statutory rate                          $ 15,217,690  $  12,619,588    $  19,161,327
State income tax benefit, net of federal benefit                  2,147,991      1,515,715        1,739,268
Permanent differences                                              (335,899)    (1,248,781)      (6,984,390)
Other                                                               178,768       (135,208)          23,078
Increase in valuation allowance                                 (17,052,479)   (11,941,866)     (14,251,272)
                                                              -------------- --------------- ----------------
                                                               $    156,071  $     809,448    $    (311,989)
                                                              ============== =============== ================


                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

8. INCOME TAXES, CONTINUED

     Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                     -------------------------------------
                                                           2001                 2000
                                                     ----------------     ----------------
Deferred tax assets:
Net operating loss carryfowards                      $   58,387,561       $   40,696,283
Other                                                       908,286              442,969
                                                     ----------------     ----------------
                                                         59,295,847           41,139,252
Valuation allowance                                     (51,086,855)         (34,034,376)
                                                     ----------------     ----------------
Total deferred tax assets                                 8,208,992            7,104,876

Deferred tax liabilities:
Depreciation and amortization                            (9,163,211)          (8,215,362)
Other                                                       (34,241)             (34,045)
                                                     ----------------     ----------------
                                                         (9,197,452)          (8,249,407)
                                                     ----------------     ----------------
Total net deferred taxes                             $     (988,460)      $   (1,144,531)
                                                     ================     ================


     SFAS No. 109 requires a valuation allowance to reduce the deferred tax assets reported if based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. After consideration of all the evidence, both positive and negative, management has determined that a $51,086,855 valuation allowance at December 31, 2001 is necessary to reduce the deferred tax assets to the amount that will more likely than not be realized. The change in the valuation allowance in 2001 is approximately $17,052,000. At December 31, 2001, the Company has available net operating loss carryforwards of approximately $146,058,000, a portion of which will begin to expire in the year 2011.

9. PREFERRED STOCK

     RUCC has 5,000,000 authorized shares of Preferred Stock (the "Preferred Stock"), $.01 par value, of which no shares were issued and outstanding at December 31, 2001 and 2000.

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

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10. STOCK OPTION PLAN

1998

     On June 30, 1998, RUCC adopted the 1998 Stock Option Plan ("the Plan') which provides for the granting of stock options to purchase shares of RUCC's common stock to the Company's officers, directors, and key employees responsible for the direction and management of the Company and to non-employee consultants and independent contractors. At that time RUCC reserved 6,200,000 shares of its common stock for issuance under the Plan. On July 6, 1999, RUCC amended the plan to reduce the number of shares to be reserved for issuance under the Plan to 5,000,000 shares. The vesting period and the terms of the stock options granted are established by a Committee of the Board of Directors of RUCC (the Committee). The stock options expire no later than ten years from the date of grant.

     The Company accounts for stock options issued to employees and directors using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25 ("APB 25"), Accounting for Stock Issued to Employees and related interpretations. Stock options issued to non-employees for services, are accounted for using the fair value method in accordance with the provisions of Emerging Issues Task Force No. 96-18 ("EITF 96-18") "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services."

     In 1998, RUCC granted options to the Company's employees to purchase 2,844,870 shares of RUCC's common stock. Of the 2,844,870 options granted, 678,280 vested immediately, 407,650 vest ratably over time and 635,500 vest upon the attainment of certain performance goals as determined by the Committee. Of the 635,500 options, 130,888 vested on December 31, 1998. The exercise price of the 678,280 options which vested immediately, the 407,650 options which vest ratably over time and the 130,888 options which vested on December 31, 1998 is $0.03 per share, which was determined by the Committee to be the fair market value at the date of grant, or, in the case of the 130,888 options, on the date they vested. As a result, no compensation expense has been recognized on these options under the provisions of APB Opinion No. 25. The remaining 1,123,440 options have an exercise price of $1.10 to $1.72 per share and vest upon (i) the sale of RUCC or substantially all of its assets, (ii) an IPO, or (iii) an issuance of capital stock of RUCC that would result in Warburg Pincus Ventures and/or its affiliates in the aggregate ceasing to control more common stock of the RUCC than any other single stockholder. Compensation expense for the 1,123,440 options is recognized to the extent that the market value of the shares exceeds the option price when vesting for these options becomes probable. Vesting for these options was not deemed probable as of December 31, 1998 and no compensation expense was recorded for these options as of December 31, 1998.

1999

     During 1999, RUCC granted options to the Company's employees to purchase 1,914,667 shares of the RUCC's common stock. Of the 1,914,667 options granted, 1,821,357 vest ratably over time and 31,620 vest upon the attainment of certain performance goals as determined by the Committee. The exercise price of the 1,821,357 options which vest ratably over time range from $0.03 to $32.00 per share, which was determined by the Committee to be the fair market value at the date of grant. As a result, no compensation expense has been recognized on these options under the provisions of APB Opinion No. 25. The remaining 61,690 options have an exercise price of $1.10 to $1.72 per share and vest upon (i) the sale of the RUCC or substantially all of its assets, (ii) an IPO, or (iii) an issuance of capital stock of RUCC that would result in WPV and/or its affiliates in the aggregate ceasing to control more common stock of RUCC than any other single stockholder.

     During 1999, the 31,620 and 61,690 options granted in 1999 and the 635,500 and 1,123,400 options granted in 1998, which were variable options, were valued at the IPO price of $16.00 per share. Compensation expense of approximately $19,591,000, representing the extent that the market value of the shares exceeded the option price, was charged to operations immediately and approximately $4.3 million is being charged to operations over the remaining vesting period. Approximately $0.5 million and $3.2 million was charged to operations in 2001 and 2000, respectively.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  STOCK OPTION PLAN, CONTINUED

2000

     During 2000, RUCC granted options to purchase 528,600 shares of the RUCC's common stock. All the options granted during 2000 vest ratably over time. Of these options 497,600 were granted to employees of the Company and 31,000 were granted to non-employees of the Company. The exercise price of the 528,600 options range from $3.44 to $30.63 per share, the fair market value at the date of grant. As a result, no compensation expense has been recognized on the options granted to employees under the provisions of APB Opinion No. 25.

2001

     During 2001 the Board of Directors of RUCC amended the Plan (which is subject to RUCC's shareholder approval) to increase the number of shares of common stock available for issuance under the plan to 6,500,000. In addition, RUCC granted options to purchase 1,219,933 shares of RUCC's common stock. Of these options 1,144,433 were granted to employees of the Company and 75,500 were granted to non-employees of the Company. All the options granted during 2001 vest ratably over time. The exercise price of the 1,219,933 options range from $0.90 to $3.60 per share, the fair market value at the date of grant. As a result, no compensation expense has been recognized on the options issued to officers, directors and employees under the provisions of APB Opinion No. 25.

     Pursuant to EITF 96-18, the Company recognized compensation expense for all non-employee options, in the of amount of approximately $33,000, $129,000 and $0 in 2001, 2000 and 1999, respectively, which is included in stock option compensation expense in the accompanying statement of operations

Plan activity for 2001, 2000 and 1999 is as follows:

                                                                  YEAR ENDED DECEMBER 31,
                                      ----------------------------------------------------------------------------
                                               2001                     2000                       1999
                                      -----------------------  ------------------------  -------------------------
                                                   WEIGHTED                  WEIGHTED                  WEIGHTED
                                                    AVERAGE                   AVERAGE                   AVERAGE
                                                   EXERCISE                  EXERCISE                  EXERCISE
                                        OPTION      PRICE         OPTION       PRICE        OPTION      PRICE
                                      ----------- -----------  ------------ -----------  ------------ ------------
Outstanding at beginning of
year                                   4,714,361   $ 6.50       4,634,525    $  6.75       2,844,870     $  0.58
Granted                                1,219,933     2.84         528,600       7.35       1,914,667       15.61
Exercised                               (130,054)    0.36        (183,510)      0.71         (46,004)       0.03
Cancelled                               (339,444)   11.13        (265,254)     15.73         (79,008)       1.05
                                      ------------             ------------              -------------
Outstanding at end of year             5,464,796   $ 5.54       4,714,361    $  6.50       4,634,525     $  6.75
                                      ============             ============              =============

Options exercisable at year-end        3,261,116   $ 4.20       2,934,477    $  2.70       2,529,246     $  0.65
                                      ============             ============              ============

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

10.  STOCK OPTION PLAN, CONTINUED

     The following table summarizes information about stock options outstanding at December 31, 2001:

                              OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
--------------------------------------------------------------   --------------------------------
                                     WEIGHTED
                                      AVERAGE        WEIGHTED                         WEIGHTED
                                     REMAINING       AVERAGE                          AVERAGE
EXERCISE PRICE        NUMBER        CONTRACTUAL      EXERCISE        NUMBER           EXERCISE
    RANGE          OUTSTANDING         LIFE           PRICE        EXERCISABLE         PRICE
---------------   --------------   -------------    ----------    -------------    --------------
$ 0.03 - $ 1.72        2,531,986       4.57         $  0.60           2,450,452    $         0.61
$ 2.89 - $ 5.88        1,424,033       9.34            3.43              69,275              5.61
$ 9.88 - $11.50           70,800       8.20           10.80              17,700             10.80
$16.00 - $25.75        1,433,177       7.80           16.02             721,289             16.02
$26.12 - $30.50            4,800       7.86           29.41               2,400             29.41

The weighted average per share fair values of options granted under the stock option plan during 2001, 2000 and 1999, based on the Black-Scholes option valuation model, were $2.84, $6.56 and $6.20, respectively. Had compensation expense for the stock option grants been determined based on the fair value at the grant date for awards consistent with the methods of SFAS No. 123, the Company's pro forma net loss would have increased for each year as indicated below:

                                                            YEAR ENDED DECEMBER 31,
                                         ------------------------------------------------------------
                                                 2001             2000                  1999
                                         ------------------  -------------------  -------------------
Net loss applicable to common
 stockholders
 As reported                                $ (43,323,044)     $  (35,246,519)      $   (58,208,028)
                                         ==================  ===================  ===================
 Pro forma                                  $ (46,403,802)     $  (38,156,448)      $   (58,783,189)
                                         ==================  ===================  ===================
Net loss per share applicable to
common stockholders

 As reported                                $    (433,230)     $     (352,465)      $      (582,080)
                                         ==================  ===================  ===================
 Pro forma                                  $    (464,038)     $     (381,564)      $      (587,832)
                                         ==================  ===================  ===================

     The following weighted average assumptions were used in the Black-Scholes model:

                                                 DECEMBER 31,
                                  ----------------------------------------------
                                       2001           2000            1999
                                  --------------  -------------  ---------------
Expected life                           10 years        5 years        5 years
Interest rate                         5.00%          6.50%          6.50%
Volatility                             240%           310%           130%
Dividend Yield                           -              -              -

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

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

11. COMMITMENTS AND CONTINGENCIES

RADIO BROADCASTING RIGHTS

     The Company has entered into Radio Broadcasting Rights Agreements ("Rights Agreements") with Inter/Forever Sports, Inc. for several large soccer events including Copa America 2003, and Copa Oro 2002, 2004 and 2006 (collectively the "Soccer Events"). The Rights Agreements grant the Company exclusive Spanish-language radio broadcast rights in the United States of America for the Soccer Events.

     At December 31, 2001, future minimum obligations under the Rights Agreements are as follows:

                            2002     $    1,050,000
                            2003          1,250,000
                            2004            500,000
                            2005            500,000
                            2006            500,000
                                     ---------------
                                     $    3,800,000
                                     ===============

LEASES

     The Company leases office space, land, broadcasting studios and certain equipment under operating leases, which expire at various dates through December 2023. Certain leases contain renewal options and provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

     At December 31, 2001, future minimum lease payments under such leases are as follows:

                            2002      $   1,367,232
                            2003          1,357,125
                            2004          1,261,199
                            2005            931,461
                            2006            943,244
                            Thereafter    3,389,884
                                     ---------------
                                      $   9,250,145
                                     ===============

     Total rent expense for the years ended December 31, 2001, 2000 and 1999 was approximately $1,580,000, $1,450,000, and $943,000, respectively.

     The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

                                RADIO UNICA CORP.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12.  SEGMENT OPERATING RESULTS

     Pursuant to SFAS No.131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. The Company classified its businesses into two reporting segments: radio-broadcasting and promotion services. The radio-broadcasting segment includes the operations of the Company's radio network, the operations of all owned and/or operated radio stations and corporate expenses. The promotion services segment includes the operations of the Company's marketing and promotions business. The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenur, operating income (loss) and operating income (loss) before depreciation and amortization ("EBITDA")

Prior to the acquisition of the promotions services business in 2001, as described in Note 3, the company operated in one segment.

Results by segment are as follows:

                                                YEAR
                                                ENDED
                                          DECEMBER 31, 2001
                                          -------------------
Net revenue
  Radio broadcasting                      $       31,796,552
  Promotion services                               5,720,944
                                          -------------------
Consolidated                              $       37,517,496
                                          ===================

Operating income (loss)
  Radio broadcasting                      $      (22,147,349)
  Promotion services                                 688,021
                                          -------------------
Consolidated                              $      (21,459,328)
                                          ===================

EBITDA
  Radio broadcasting                      $      (15,657,519)
  Promotion services                                 868,482
                                          -------------------
Consolidated                              $      (14,789,037)
                                          ===================

Total assets as of December 31, 2001
  Radio broadcasting                      $      138,783,335
  Promotion services                               5,546,547
                                          -------------------
Consolidated                              $      144,329,882
                                          ===================

The Company's performance is customarily measured by its earnings (loss) from operations plus depreciation and amortization ("EBITDA"). EBITDA is presented not as an alternative measure to operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles ("GAAP"), but because it is a widely accepted supplemental financial measure of a company's ability to service debt. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same fashion. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor it is intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

13. SUBSEQUENT EVENT

AFFILIATION AGREEMENT

     On January 1, 2002, the Company entered into an exclusive sale representative agreement with Broadcasting Baja California S.A. de C.V. ("BBC"), a Mexican Company Broadcasting on radio station XERCN in Tijuana, Mexico. The agreement, which runs for three years, was signed together with an affiliation agreement requiring BBC to air the Company's network programming on Mexican radio station XERCN, serving the San Diego, California market. The agreement requires the Company to sell time for national advertising on station XERCN (for the which the Company is entiled to a sales commission), and to guarentee BBC a minimum of $250,000 per year in national advertising sales for the station.

ITEM 9. CHANGES IN AND DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

    The information required by Item 10 with respect to directors, nominees and executive officers of the Company is incorporated by reference to the information set forth in Radio Unica Communications Corp's Definitive Schedule 14A Proxy Statement to be filed with the Securities and Exchange Commission not later than 120 days after the Company's fiscal year-end.

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

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1. FINANCIAL STATEMENTS

The following financial statements have been filed under Item 8 of this report:

Report of Independent Certified Public Accountants

Consolidated Balance Sheets as of December 31, 2001 and 2000

Consolidated Statements of Operations for the Years Ended December 31, 2001,
   2000 and 1999

Consolidated Statements of Changes in Series A Redeemable Cumulative Preferred
   Stock and Stockholders' Deficit for the Years Ended December 31, 2001,
   2000 and 1999

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
   2000 and 1999

Notes to Consolidated Financial Statements

(a)      2. FINANCIAL STATEMENT SCHEDULE

Schedule II - Valuation and Qualifying Accounts

(b)      REPORTS ON FORM 8-K

None

                                RADIO UNICA CORP.
                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

                                                                           ADDITIONS
                                                                           ---------
                                                BALANCE AT         CHARGED         CHARGES                      BALANCE AT
                                               BEGINNING OF        TO COSTS        TO OTHER                       END OF
DESCRIPTION                                        YEAR          AND EXPENSES      ACCOUNTS      DEDUCTION         YEAR
-----------                                        ----          ------------      --------      ---------         ----
2001:
Allowance for doubtful trade accounts
receivable                                      $   824,261     $ 2,306,468      $20,000        $ (1,897,304)   $ 1,253,425
                                                ===========     ===========      =======        ============    ===========

Deferred tax valuation allowance                $34,034,376     $17,052,479      $     -        $          -    $51,086,855
                                                ===========     ===========      =======        ============    ===========

2000:
Allowance for doubtful trade accounts
receivable                                      $   255,242     $   909,644      $              $   (340,625)   $   824,261
                                                ===========     ===========      ========       ============    ===========

Deferred tax valuation allowance                $22,092,510     $11,941,866      $              $          -    $34,034,376
                                                ===========     ===========      ========       ============    ===========
1999:
Allowance for doubtful trade accounts
receivable                                      $   116,031     $   160,208      $              $     20,997    $   255,242
                                                ===========     ===========      ========       ============    ===========
Deferred tax valuation allowance                $ 7,841,238     $14,251,272      $              $          -    $22,092,510
                                                ===========     ===========      ========       ============    ===========

(c)      EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-K

EXHIBIT
NUMBER                DESCRIPTION

3.1**                 Certificate of Incorporation

3.2**                 Bylaws

4.1*                  Indenture dated as of July 27, 1998 between Radio Unica Corp. and Wilmington Trust Company, as
                      Trustee.

10.1****              Separation agreement between Radio Unica Communications Corp. and Joaquin F. Blaya dated February 28,2002

10.2****              Separation agreement between Radio Unica Communications Corp. and Jose C. Cancela dated February 28, 2002

10.3****              Separation agreement between Radio Unica Communications Corp. and Steven E. Dawson dated February 28, 2002

10.4*                 Form of Non Competition and Confidentiality Agreement with each of Joaquin F. Blaya and Steven E.
                      Dawson, dated August 13, 1997.

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

****      Filed herewith

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2002.

                                         Radio Unica Communications Corp.

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


         SIGNATURE                             TITLE                                DATE

/s/ Joaquin F. Blaya                  Chairman of the Board                       March 28, 2002
--------------------------            Chief Executive Officer
Joaquin F. Blaya


/s/ Jose C. Cancela                   President and Director                      March 28, 2002
---------------------------
Jose C. Cancela

/s/ Steven E. Dawson                  Chief Financial Officer,                    March 28, 2002
-------------------------             Executive Vice President
Steven E. Dawson                      Secretary and Director


/s/ Manuel Borges                     Principal Accounting Officer                March 28, 2002
---------------------------
Manuel Borges

/s/ David E. Libowitz                 Director                                    March 28, 2002
-------------------------
David E. Libowitz

/s/ Sidney Lapidus                    Director                                    March 28, 2002
----------------------------
Sidney Lapidus

/s/ Justin Sadrian                    Director                                    March 28, 2002
------------------------------
Justin Sadrian

/s/ Andrew C. Goldman                 Director                                    March 28, 2002
-----------------------
Andrew C. Goldman

/s/ Leonard S. Coleman Jr.            Director                                    March 28, 2002
----------------------------
Leonard S. Coleman Jr.

/s/ Thomas P. Martin                  Director                                    March 28, 2002
---------------------------
Thomas P. Martin