Form 10-Q
period 2002-06-30
RADIO UNICA CORP
filed 2002-08-13
CIK 1067636

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

       /X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of August 13, 2002, 100 shares of Common Stock, $.01 par value were outstanding.

================================================================================

                                RADIO UNICA CORP.

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements............................................................    2
Item 2.  Management's Discussion and Analysis............................................    9

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................................   15

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30,            DECEMBER 31,
                                                                    2002                  2001
-----------------------------------------------------------------------------------------------------
                                                                 (UNAUDITED)
ASSETS
Current assets:
 Cash and cash equivalents                                    $        1,385,698   $          964,042
 Accounts receivable, net of allowance for doubtful
  accounts of $1,285,364 and $1,253,425, respectively                 10,412,495           10,251,340
 Prepaid expenses and other current assets                             1,799,599            1,541,874
                                                              ------------------   ------------------
Total current assets                                                  13,597,792           12,757,256

 Property and equipment, net                                          24,769,257           23,971,415
 Broadcast licenses, net of accumulated amortization of
  $10,336,623                                                         98,200,730           98,200,730
 Other intangible assets, net                                          9,433,143            9,055,938
 Other assets                                                            541,648              344,543
                                                              ------------------   ------------------
                                                              $      146,542,570   $      144,329,882
                                                              ==================   ==================

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
 Accounts payable                                             $          496,674   $        2,216,655
 Accrued expenses                                                      3,264,875            2,887,929
 Current portion of notes payable                                        978,188              984,991
 Deferred revenue and fees                                               647,550              658,943
                                                              ------------------   ------------------
Total current liabilities                                              5,387,287            6,748,518

Other liabilities                                                         75,000               55,000
Notes payable                                                          1,128,202            1,139,276
Due to parent, net                                                    93,482,010           85,742,845
Deferred taxes                                                           910,424              988,460
Senior discount notes                                                156,625,953          147,934,782

Commitments and contingencies

Stockholders' deficit:
 Common stock; $.01 par value; 1,000 shares authorized,
  100 shares issued and outstanding                                            1                    1
 Additional paid-in-capital                                           59,612,074           59,612,074
 Deferred compensation expense                                          (259,351)            (570,817)
 Accumulated deficit                                                (170,419,030)        (157,320,257)
                                                              ------------------   ------------------
Total stockholders' deficit                                         (111,066,306)         (98,278,999)
                                                              ------------------   ------------------
                                                              $      146,542,570   $      144,329,882
                                                              ==================   ==================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                     JUNE 30,                           JUNE 30,
-------------------------------------------------------------------------------------------------------------
                                              2002             2001               2002             2001
                                         --------------   ---------------   ---------------   ---------------
Net revenue                              $   12,178,532   $     9,923,227   $    20,340,268   $    15,544,556

Operating expenses:
 Direct operating                             1,302,953         2,424,287         2,498,426         4,092,283
 Selling, general and administrative          4,612,478         4,246,408         8,808,171         8,358,988
 Network                                      3,712,702         3,964,496         7,473,748         7,702,038
 Corporate                                      874,900           852,626         1,722,142         1,686,310
 Cost of promotion services                   1,263,837           700,507         2,051,193           700,507
 Depreciation and amortization                  752,700         1,592,253         1,491,950         3,259,793
 Stock option compensation                      151,321           177,806           311,466           355,614
                                         --------------   ---------------   ---------------   ---------------
                                             12,670,891        13,958,383        24,357,096        26,155,533
                                         --------------   ---------------   ---------------   ---------------
Loss from operations                           (492,359)       (4,035,156)       (4,016,828)      (10,610,977)

Other income (expense):
 Interest expense                            (4,600,358)       (4,163,348)       (9,111,780)       (8,226,361)
 Interest income                                  1,615            10,135             4,719            19,669
 Other                                           (4,440)          208,338           (52,920)          216,046
                                         --------------   ---------------   ---------------   ---------------
                                             (4,603,183)       (3,944,875)       (9,159,981)       (7,990,646)
                                         --------------   ---------------   ---------------   ---------------
Loss before income taxes                     (5,095,542)       (7,980,031)      (13,176,809)      (18,601,623)
Income tax benefit                               39,018            78,035            78,036            78,035
                                         --------------   ---------------   ---------------   ---------------
Net loss                                 $   (5,056,524)  $    (7,901,996)  $   (13,098,773)  $   (18,523,588)
                                         ==============   ===============   ===============   ===============

Net loss per common share - basic and
 diluted                                 $      (50,565)  $       (79,020)  $      (130,988)  $      (185,236)
                                         ==============   ===============   ===============   ===============
Weighted average common shares
 outstanding - basic and diluted                    100               100               100               100
                                         ==============   ===============   ===============   ===============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                       SIX MONTHS ENDED JUNE 30,
                                                                -------------------------------------
                                                                        2002              2001
-----------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                        $    (13,098,773)    $    (18,523,588)
Adjustments to reconcile net loss to net cash used in
 operating activities:
 Depreciation and amortization                                         1,491,950            3,259,793
 Provision for bad debts                                                  31,939              (25,825)
 Accretion of interest on senior discount notes                        8,691,171            7,753,383
 Amortization of deferred financing costs                                319,962              385,820
 Stock option compensation expense                                       311,466              355,614
 Loss on investment in unconsolidated company                                  -              131,677
 Deferred income taxes                                                   (78,036)             (78,035)
 Other                                                                  (118,835)            (653,683)
 Changes in assets and liabilities, net of effects of
  acquisitions:
  Accounts receivable                                                   (193,093)            (696,282)
  Prepaid expenses and other current assets                             (257,725)            (339,272)
  Other assets                                                          (198,317)             (67,847)
  Accounts payable                                                    (1,719,982)             524,127
  Accrued expenses                                                       376,948              611,450
  Deferred revenue                                                       107,442               78,816
  Other liabilities                                                       20,000               25,000
                                                                ----------------     ----------------
Net cash used in operating activities                                 (4,313,883)          (7,258,852)
                                                                ----------------     ----------------
INVESTING ACTIVITIES
Acquisition of property and equipment                                 (2,157,440)          (1,603,352)
Acquisition of wholly owned subsidiary, net of cash received                   -           (1,342,687)
                                                                ----------------     ----------------
Net cash used in investing activities                                 (2,157,440)          (2,946,039)
                                                                ----------------     ----------------

FINANCING ACTIVITIES
Intercompany payable, net                                              7,739,164           10,481,578
Repayment of notes payable                                               (17,878)             (27,096)
Deferred financing costs                                                (828,307)                   -
                                                                ----------------     ----------------
Net cash provided by financing activities                              6,892,979           10,454,482
                                                                ----------------     ----------------
Net decrease in cash and cash equivalents                                421,656              249,591
Cash and cash equivalents at beginning of period                         964,042              143,619
                                                                ----------------     ----------------
Cash and cash equivalents at end of period                      $      1,385,698     $        393,210
                                                                ================     ================

Issuance of note payable in connection with acquisition of
 wholly owned subsidiary                                        $              -     $      2,078,561
                                                                ================     ================

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE FINANCIAL STATEMENTS.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.   BASIS OF PRESENTATION

     The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the "Company") for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information. Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated condensed financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control. All significant intercompany accounts and transactions have been eliminated in consolidation. For further information, refer to the Company's 2001 consolidated financial statements and notes thereto.

     The Company's revenue and cash flows are typically lowest in the first calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

2.   SEGMENT OPERATING RESULTS

     Pursuant to the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards (`SFAS") No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. The Company classified its businesses into two reporting segments: radio broadcasting and promotion services. The radio broadcasting segment includes the operations of the Company's radio network, the operations of all owned and/or operated radio stations and corporate expenses. The promotion services segment includes the operations of the Company's marketing and promotions business The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and earnings (loss) from operations plus depreciation and amortization and stock option compensation expense ("EBITDA").

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

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

2.   SEGMENT OPERATING RESULTS, CONTINUED

Results by segment are as follows:

                                  THREE MONTHS ENDED                    SIX MONTHS ENDED
                                       JUNE 30,                             JUNE 30,
                           ---------------------------------    ---------------------------------
                                2002              2001               2002              2001
                           ---------------------------------    ---------------------------------
                                      (UNAUDITED)                         (UNAUDITED)
Net revenue

  Radio broadcasting       $    9,978,077    $     8,729,605    $   16,626,974    $    14,350,934
  Promotion services            2,200,455          1,193,622         3,713,294          1,193,622
                           --------------    ---------------    --------------    ---------------
Consolidated               $   12,178,532    $     9,923,227    $   20,340,268    $    15,544,556
                           ==============    ===============    ==============    ===============

Operating income (loss)

  Radio broadcasting       $     (831,108)   $    (4,230,908)   $   (4,486,745)   $   (10,806,729)
  Promotion services              338,749            195,752           469,917            195,752
                           --------------    ---------------    --------------    ---------------
Consolidated               $     (492,359)   $    (4,035,156)   $   (4,016,828)   $   (10,610,977)
                           ==============    ===============    ==============    ===============

EBITDA

  Radio broadcasting       $       17,264    $    (2,482,844)   $   (2,793,456)   $    (7,213,317)
  Promotion services              394,398            217,747           580,044            217,747
                           --------------    ---------------    --------------    ---------------
Consolidated               $      411,662    $    (2,265,097)   $   (2,213,412)   $    (6,995,570)
                           ==============    ===============    ==============    ===============
Total Assets

  Radio broadcasting                                            $  140,530,997    $   146,162,213
  Promotion services                                                 6,011,573          5,252,686
                                                                --------------    ---------------
Consolidated                                                    $  146,542,570    $   151,414,899
                                                                ==============    ===============

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.   NEW ACCOUNTING STANDARDS

     Effective January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. As prescribed by SFAS No. 142, the Company has completed its transitional impairment test on its goodwill and broadcast licenses and has determined that no impairment exists. The Company has determined that its broadcast licenses have indefinite lives. As required by SFAS No. 142, the results for the periods prior to its adoption have not been restated. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of the amortization of goodwill and broadcast licenses is as follows.

                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JUNE 30,                           JUNE 30,
                                                   -------------------------------    -------------------------------
                                                        2002             2001              2002             2001
                                                   --------------    -------------    --------------   --------------
Net loss as reported                               $   (5,056,524)   $  (7,901,996)   $  (13,098,773)  $  (18,523,588)
Goodwill and broadcast licenses amortization                    -          956,929                 -        1,935,010
                                                   --------------    -------------    --------------   --------------
Net loss as adjusted                               $   (5,056,524)   $  (6,945,067)   $  (13,098,773)  $  (16,588,578)
                                                   ==============    =============    ==============   ==============
Net loss per common share - basic and diluted

As reported                                        $      (50,565)   $     (79,020)   $     (130,988)  $     (185,236)
                                                   ==============    =============    ==============   ==============
As adjusted                                        $      (50,565)   $     (69,451)   $     (130,988)  $     (165,886)
                                                   ==============    =============    ==============   ==============


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

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

4.   REVOLVING CREDIT FACILITY

     On June 25, 2002, the Company and all its subsidiaries entered into a credit agreement for a senior secured revolving credit facility (the "Revolving Credit Facility") providing for up to $20 million of availability with General Electric Capital Corporation ("GECC"). The Revolving Credit Facility will mature on February 1, 2006. Amounts outstanding under the Revolving Credit Facility bear interest at a rate of either (i) the Index Rate (as defined) plus 2.5% or
(ii) LIBOR plus 3.5%. The obligations under the Revolving Credit Facility are guaranteed by Radio Unica Communications Corp. ("RUCC"), the sole stockholder of the Company, and secured by substantially all the assets and stock of the Company and its subsidiaries and by the assets of RUCC. The Company will pay certain fees in connection with the Revolving Credit Facility, including an Unused Line Fee (as defined) ranging between 0.50% and 0.75% annually on the aggregate unused portion of the Revolving Credit Facility. The Company may use the borrowings available under the Revolving Credit Facility for working capital, general corporate needs, to provide funds for future Permitted Acquisitions (as defined), for capital expenditures, to pay interest, and to the extent permitted by the agreement for Permitted Senior Note Repurchases (as defined).

     The Revolving Credit Facility contains certain financial and operational covenants and customary events of default, including, among others, payment defaults and default in the performance of other covenants, breach of representations or warranties, cross-default to other indebtedness, certain bankruptcy or ERISA defaults, the entry of certain judgments against the Company or any subsidiary, and any security interest or guarantee that ceases to be in effect. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a Change of Control of RUCC (as defined).

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

     This report contains forward-looking statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company's outlook for 2000 and beyond, the Company's expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

OVERVIEW

     We generate radio broadcasting revenue from sales of network advertising time, and sales of local and national advertising time on radio stations that we own and those that we operate under local marketing agreements (collectively "O&Os"). Advertising rates are, in large part, based upon the network's and each station's ability to attract audiences in demographic groups targeted by advertisers. All radio broadcasting revenue is stated net of any agency commissions. We recognize radio broadcasting revenue when the commercials are broadcast. We also generate revenue from our promotional and merchandising services company, MASS Promotions, Inc. ("MASS"). We recognize revenue generated by MASS when the promotional and/or merchandising services are performed.

     Our operating expenses consist of programming expenses, marketing and selling costs, including commissions paid to our sales staff, technical and engineering costs, cost of promotion services and general and administrative expenses.

     The Company presents EBITDA not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles ("GAAP")), but because it is a widely accepted supplemental financial measure of a company's ability to service debt. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same fashion. The Company's EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2001

     The results of operations for the three months ended June 30, 2002 are not comparable to the same period in 2001 primarily due to the acquisition of MASS, which took place on April 30, 2001. Consequently, only two months of MASS' operations are included in the results for the quarter ended June 30, 2001.

     NET REVENUE. Net revenue increased by approximately $2.3 million or 23% to approximately $12.2 million for the three months ended June 30, 2002 from approximately $9.9 million for the comparable period in the prior year. The increase in net revenue relates to increased revenue generated by promotional and merchandising services associated with MASS of approximately $1.0 million, and increased rates and revenue market share at the network and O&Os.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

     OPERATING EXPENSES. Operating expenses decreased by approximately $1.3 million or 9% to approximately $12.7 million for the three months ended June 30, 2002 from approximately $14.0 million for the comparable period in the prior year. The decrease in operating expenses is due to decreased direct operating expenses of approximately $1.1 million, decreased network expenses of approximately $0.3 million and decreased depreciation and amortization of approximately $0.8 million offset in part by the increased cost associated with the operations of MASS of approximately $0.4 million of selling, general and administrative expenses and approximately $0.6 million of cost of promotion services.

     Direct operating expenses decreased by approximately $1.1 million or 46% to approximately $1.3 million for the three months ended June 30, 2002 from approximately $2.4 million for the comparable period in the prior year. The decrease in direct operating expenses is primarily due to decreased advertising spending in 2002, decreases in headcount at certain stations and the termination of a time brokerage agreement and station operations in San Diego.

     Selling, general and administrative expenses increased by approximately $0.4 million or 9% to approximately $4.6 million for the three months ended June 30, 2002 from approximately $4.2 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in general and administrative expenses associated with MASS of approximately $0.4 million. This increase is primarily due to the additional month of MASS' expenses in 2002 as well as the growth of MASS as a business segment.

     Network expenses decreased approximately $0.3 million or 6% to approximately $3.7 million for the three months ended June 30, 2002 from approximately $4.0 million for the comparable period in the prior year. The decrease in network expenses is primarily due to decreased advertising spending for the three months ended June 30, 2002 of approximately $0.3 million.

     Corporate expenses remained constant at approximately $0.9 million for the three months ended June 30, 2002 and 2001. Corporate expenses are comprised of the cost of corporate management and legal and professional fees.

     Cost of promotion services increased by approximately $0.6 million or 80% to $1.3 million for the three months ended June 30, 2002 from approximately $0.7 million for the comparable period in the prior year. The increase in the cost of promotion services is directly related to the increase in MASS' revenue and the additional month of MASS' expenses in 2002.

     Depreciation and amortization decreased by approximately $0.8 million or 53% to approximately $0.8 million for the three months ended June 30, 2002 from approximately $1.6 million for the comparable period in the prior year. The decrease in depreciation and amortization is due to the fact that effective January 1, 2002 the Company ceased the amortization of goodwill and broadcast licenses with indefinite useful lives in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

     Stock option compensation expense remained constant at approximately $0.2 million for the three months ended June 30, 2002 and 2001. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of the Company's common stock.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

     OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.7 million or 17% to approximately $(4.6) million for the three months ended June 30, 2002 from approximately $(3.9) million for the comparable period in the prior year. Other income (expense) for the three months ended June 30, 2002 included interest expense of approximately $(4.6) million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(4.2) million in interest expense and $0.2 million of interest and other income during the three months ended June 30, 2001.

     INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $39,000 for the three months ended June 30, 2002 and approximately $78,000 for the comparable period in the prior year. The benefit results from the Company's ability to utilize a portion of its net operating tax loss carryforwards to offset existing deferred tax liabilities.

     NET LOSS. Net loss decreased by approximately $2.8 million or 36% to approximately $(5.1) million for the three months ended June 30, 2002 from approximately $(7.9) million for the comparable period in the prior year. The decrease in net loss is mainly the result of the increase in the Company's revenue of approximately $2.3 million and decreased operating expenses of approximately $1.3 million, offset in part by the increase in general and administrative expenses associated with MASS of approximately $0.4 million and the increase in interest expense related to the Senior Discount Notes of approximately $0.4 million.

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.2 million increased by approximately $2.7 million or 118% to approximately $0.4 million for the three months ended June 30, 2002 from approximately $(2.3) million for the comparable period in the prior year. EBITDA increased by approximately $2.7 million or 111% to approximately $0.3 million for the three months ended June 30, 2002 from approximately $(2.4) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in revenue generated by MASS, increased rates and revenue market share at the network and O&Os, and decreased operating expenses relating to the radio broadcasting business.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2001

     The results of operations for the six months ended June 30, 2002 are not comparable to the same period in 2001 primarily due to the acquisition of MASS, which took place on April 30, 2001. Consequently, only two months of MASS' operations are included in the results for the six months ended June 30, 2001.

     NET REVENUE. Net revenue increased by approximately $4.8 million or 31% to approximately $20.3 million for the six months ended June 30, 2002 from approximately $15.5 million for the comparable period in the prior year. The increase in net revenue relates to increased revenue generated by promotional and merchandising services associated with MASS of approximately $2.5 million, and increased rates and revenue market share at the network and O&Os.

     OPERATING EXPENSES. Operating expenses decreased by approximately $1.8 million or 7% to approximately $24.4 million for the six months ended June 30, 2002 from approximately $26.2 million for the comparable period in the prior year. The decrease in operating expenses is due to decreased direct operating expenses of approximately $1.6 million, increased selling, general and administrative expenses of approximately $0.4 million, decreased network expenses of approximately $0.4 million, increased cost of promotion services of approximately $1.4 million and decreased depreciation and amortization of approximately $1.8 million.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

     Direct operating expenses decreased by approximately $1.6 million or 39% to approximately $2.5 million for the six months ended June 30, 2002 from approximately $4.1 million for the comparable period in the prior year. The decrease in direct operating expenses is primarily due to decreased advertising spending in 2002, decreases in headcount at certain stations and the termination of a time brokerage agreement and station operations in San Diego.

     Selling, general and administrative expenses increased by approximately $0.4 million or 5% to approximately $8.8 million for the six months ended June 30, 2002 from approximately $8.4 million for the comparable period in the prior year. The increase in selling, general and administrative expenses primarily relates to the increase in general and administrative costs associated with MASS of approximately $0.8 million offset in part by a decrease of approximately $0.4 million related to the radio broadcasting business The increase in general and administrative expenses associated with MASS is primarily due to the additional four months of MASS' expenses in 2002 as well as the growth of MASS as a business segment.

     Network expenses decreased by approximately $0.2 million or 3% to approximately $7.5 million for the six months ended June 30, 2002 from approximately $7.7 million for the comparable period in the prior year. The decrease in network expenses is primarily due to decreased advertising spending.

     Corporate expenses remained constant at approximately $1.7 million for the six months ended June 30, 2002 and 2001. Corporate expenses are comprised of the cost of corporate management and legal and professional fees.

     Cost of promotion services increased by approximately $1.4 million or 193% to $2.1 million for the six months ended June 30, 2002 from approximately $0.7 million for the comparable period in the prior year. The increase in the cost of promotion services is directly related to the increase in MASS' revenue and the additional four months of MASS' expenses in 2002.

     Depreciation and amortization decreased by approximately $1.8 million or 55% to approximately $1.5 million for the six months ended June 30, 2002 from approximately $3.3 million for the comparable period in the prior year. The decrease in depreciation and amortization is due to the fact that effective January 1, 2002 the Company ceased the amortization of goodwill and broadcast licenses with indefinite useful lives in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets".

     Stock option compensation expense decreased by approximately $0.1 million or 12% to approximately $0.3 million for the six months ended June 30, 2002 from approximately $0.4 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of the Company's common stock.

     OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $1.2 million or 15% to approximately $(9.2) million for the six months ended June 30, 2002 from approximately $(8.0) million for the comparable period in the prior year. Other income (expense) for the six months ended June 30, 2002 is mainly comprised of interest expense of approximately $(9.1) million and other expense of approximately $0.1 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. The Company had approximately $(8.2) million in interest expense and approximately $0.2 million in interest and other income during the six months ended June 30, 2001.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

     INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $0.1 million for the six months ended June 30, 2002 and 2001. The benefit results from the Company's ability to utilize a portion of its net operating tax loss carryforwards to offset existing deferred tax liabilities.

     NET LOSS. Net loss decreased by approximately $5.4 million or 29% to approximately $13.1 million for the six months ended June 30, 2002 from approximately $18.5 million for the comparable period in the prior year. The decrease in net loss is mainly the result of the increase in the Company's revenue of approximately $4.8 million and decreased operating expenses of approximately $1.8 million, offset in part by the increase in interest expense related to the Senior Discount Notes of approximately $0.9 million and decreased interest and other income of approximately $0.3 million.

     EBITDA. EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.3 million increased by approximately $4.8 million or 68% to approximately $(2.2) million for the six months ended June 30, 2002 from approximately $(7.0) million for the comparable period in the prior year. EBITDA increased by approximately $4.8 million or 66% to approximately $(2.5) million for the six months ended June 30, 2002 from approximately $(7.3) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in revenue generated by MASS, increased rates and revenue market share at the network and O&Os, and decreased operating expenses relating to the radio broadcasting business.

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

     On June 25, 2002, the Company entered into an agreement for a senior secured revolving credit facility (the "Revolving Credit Facility") providing for up to $20 million of availability. The Revolving Credit Facility will mature on February 1, 2006.

RADIO UNICA CORP.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES, CONTINUED

     Net cash used in operating activities decreased by approximately $2.9 million or 41% to approximately $4.3 million for the six months ended June 30, 2002 from approximately $7.3 million for the comparable period in the prior year. Net cash used in investing activities was approximately $2.2 million and $3.0 million for the six months ended June 30, 2002 and 2001, respectively. The decrease of approximately $0.8 million from 2002 to 2001 is primarily due to the acquisition of MASS which took place during April 2001, offset in part by the increase in capital expenditures associated with signal upgrades currently in process for our New York and Dallas stations. Net cash provided by financing activities was approximately $6.9 million and $10.5 million for the six months ended June 30, 2002 and 2001, respectively. The decrease of approximately $3.6 million from 2002 to 2001 is due to fewer borrowings from RUCC of approximately $2.8 million as well as approximately $0.8 million of deferred financing cost which was incurred in connection with the Revolving Credit Facility..

     Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $2.2 million and $1.6 million for the six months ended June 30, 2002 and 2001, respectively. The increase in capital expenditures is primarily due to signal upgrades that are currently in process for our New York and Dallas stations.

     The Company believes that the remaining proceeds from RUCC's initial public offering and the borrowing availability under the Revolving Credit Facility will provide adequate resources to fund the Company's operating expenses, working capital requirements and capital expenditures. The Company's first interest payment under the Senior Discount Notes in the amount of approximately $9.3 million is due on February 1, 2003 and semiannually through August 1, 2006. The Company will utilize its current cash position, cash generated from operations and the borrowing availability under the Revolving Credit Facility to fund such payments. There can be no assurance that the Company will have sufficient funds or will generate future cash flows to meet all of the of the Company's obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of the Company's Senior Discount Notes, and the Company's ability to pay the principal of and interest on the Senior Discount Notes.

RADIO UNICA CORP.

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

    (a) Exhibits required by Item 601 of Regulation S-K.

    10.1 Credit Agreement dated as of June 25, 2002 among Radio Unica Corp. and subsidiaries as borrowers and General Electric Capital Corporation, as Agent and Lender.

    99.    Certification

    (a)  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     Radio Unica Corp.

                                                     /s/ Steven E. Dawson
                                               By:
                                                   -------------------------
                                                     Steven E. Dawson
                                                     Chief Financial Officer

Date:  August 13, 2002

                                INDEX TO EXHIBITS

a)   Exhibits required by Item 601 of Regulation S-K

10.1 Credit Agreement dated as of June 25, 2002 among Radio Unica Corp. and subsidiaries as borrowers and General Electric Capital
       Corporation, as Agent and Lender.

99.    Certification