Form 10-Q
period 2002-09-30
RADIO UNICA CORP
filed 2002-11-14
CIK 1067636

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File No. 333-61211

Radio Unica Corp.

(Exact name of registrant as specified in its charter)

Delaware	65-0776004
(State of Incorporation)	(I.R.S. Employer Identification Number)

8400 N.W. 52nd Street, Suite 100 Miami, FL	33166
(Address of principal executive offices)	(Zip Code)

305-463-5000
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   YES ☒       NO ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of November 14, 2002, 100 shares of Common Stock, $.01 par value were outstanding.

RADIO UNICA CORP.

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS

	September 30, 2002	December 31, 2001
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$1,426,734	$964,042
Accounts receivable, net of allowance for doubtful accounts of $1,267,836 and $1,253,425, respectively	9,992,116	10,251,340
Prepaid expenses and other current assets	1,463,109	1,541,874
Total current assets	12,881,959	12,757,256

Property and equipment, net	24,778,664	23,971,415
Broadcast licenses, net of accumulated amortization of $10,336,623	98,200,730	98,200,730
Other intangible assets, net	9,256,912	9,055,938
Other assets	994,168	344,543
	$146,112,433	$144,329,882

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$737,850	$2,216,655
Accrued expenses	2,141,848	2,887,929
Interest payable	3,095,890	—
Current portion of notes payable	645,657	984,991
Deferred revenue and fees	743,161	658,943
Total current liabilities	7,364,406	6,748,518

Other liabilities	75,000	55,000
Notes payable	502,013	1,139,276
Due to parent, net	95,619,640	85,742,845
Deferred taxes	871,406	988,460
Senior discount notes	158,088,000	147,934,782

Commitments and contingencies

Stockholders’ deficit:
Common stock; $.01 par value; 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in-capital	59,612,074	59,612,074
Deferred compensation expense	(173,159)	(570,817)
Accumulated deficit	(175,846,948)	(157,320,257)
Total stockholders’ deficit	(116,408,032)	(98,278,999)
	$146,112,433	$144,329,882

The accompanying notes are an integral part of these financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net revenue	$12,015,508	$11,408,829	$32,355,776	$26,953,385

Operating expenses:
Direct operating	1,390,475	1,817,328	3,888,901	5,909,611
Selling, general and administrative	4,595,505	4,656,440	13,403,676	13,015,428
Network	3,054,998	4,730,205	10,528,746	12,432,243
Corporate	815,665	917,964	2,537,807	2,604,274
Cost of promotion services	1,926,348	1,509,953	3,977,541	2,210,460
Depreciation and amortization	768,192	1,710,291	2,260,142	4,970,084
Stock option compensation	86,191	177,811	397,657	533,425
	12,637,374	15,519,992	36,994,470	41,675,525
Loss from operations	(621,866)	(4,111,163)	(4,638,694)	(14,722,140)

Other income (expense):
Interest expense	(4,845,888)	(4,383,160)	(13,957,668)	(12,609,521)
Interest income	2,552	7,232	7,271	26,900
Loss on investment in unconsolidated company	—	(5,209,817)	—	(5,008,160)
Other	(1,734)	(11,809)	(54,654)	2,581
	(4,845,070)	(9,597,554)	(14,005,051)	(17,588,200)
Loss before income taxes	(5,466,936)	(13,708,717)	(18,643,745)	(32,310,340)
Income tax benefit	39,018	39,018	117,054	117,053
Net loss	$(5,427,918)	$(13,669,699)	$(18,526,691)	$(32,193,287)

Net loss per common share - basic and diluted	$(54,279)	$(136,697)	$(185,267)	$(321,933)

Weighted average common shares outstanding - basic and diluted	100	100	100	100

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Nine months ended September 30,
	2002	2001

Operating activities
Net loss	$(18,526,691)	$(32,193,287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,260,142	4,970,084
Provision for bad debts	14,411	299,907
Accretion of interest on senior discount notes	10,153,218	11,819,518
Amortization of deferred financing costs	550,815	579,134
Stock option compensation expense	397,657	533,425
Loss on investment in unconsolidated company	—	5,008,160
Deferred income taxes	(117,054)	(117,053)
Other	(118,835)	(579,540)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	244,813	(955,448)
Prepaid expenses and other current assets	78,767	1,559,079
Other assets	(661,578)	42,349
Accounts payable	(1,478,805)	202,938
Accrued expenses	(746,082)	(100,326)
Interest payable	3,095,890	—
Deferred revenue	203,054	530,093
Other liabilities	20,000	43,000
Net cash used in operating activities	(4,630,278)	(8,357,967)

Investing activities
Acquisition of property and equipment	(2,858,524)	(2,292,940)
Acquisition of wholly owned subsidiary, net of cash received	—	(1,342,687)
Net cash used in investing activities	(2,858,524)	(3,635,627)

Financing activities
Intercompany payable, net	9,876,794	14,467,455
Repayment of notes payable	(976,597)	(39,583)
Deferred financing costs	(948,703)	—
Net cash provided by financing activities	7,951,494	14,427,872

Net decrease in cash and cash equivalents	462,692	2,434,278
Cash and cash equivalents at beginning of period	964,042	143,619
Cash and cash equivalents at end of period	$1,426,734	$2,577,897

Issuance of note payable in connection with acquisition of wholly owned subsidiary	$—	$2,078,561

The accompanying notes are an integral part of these financial statements.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.      Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the “Company”) for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles for interim financial information.  Accordingly, the financial statements do not include all of the information and notes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The consolidated condensed financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information, refer to the Company’s 2001 consolidated financial statements and notes thereto.

The Company’s revenue and cash flows are typically lowest in the first calendar quarter. Seasonal fluctuations are common in the radio broadcasting industry and are due primarily to fluctuations in consumer spending.

2.      Segment Operating Results

Pursuant to the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (‘SFAS”) No. 131, “Disclosure About Segments of a Business Enterprise and Related Information”, the Company is required to report segment information. The Company classified its businesses into two reporting segments: radio broadcasting and promotion services.  The radio broadcasting segment includes the operations of the Company’s radio network, the operations of all owned and/or operated radio stations and corporate expenses.  The promotion services segment includes the operations of the Company’s marketing and promotions business The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and earnings (loss) from operations plus depreciation and amortization and stock option compensation expense (“EBITDA before Stock Option Compensation Expense”).

EBITDA before Stock Option Compensation Expense is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with GAAP), but because it is a widely accepted supplemental financial measure of a company’s ability to service debt. The Company’s calculation of EBITDA Before Stock Option Compensation Expense may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same manner. The Company’s EBITDA Before Stock Option Compensation Expense calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

Results by segment are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(Unaudited)		(Unaudited)
Net revenue
Radio broadcasting	$9,255,185	$9,079,248	$25,882,159	$23,430,182
Promotion services	2,760,323	2,329,581	6,473,617	3,523,203
Consolidated	$12,015,508	$11,408,829	$32,355,776	$26,953,385

Operating income (loss)
Radio broadcasting	$(839,286)	$(4,398,763)	$(5,326,029)	$(15,205,492)
Promotion services	217,420	287,600	687,335	483,352
Consolidated	$(621,866)	$(4,111,163)	$(4,638,694)	$(14,722,140)

EBITDA before Stock Option Compensation Expense
Radio broadcasting	$(42,106)	$(2,778,881)	$(2,835,561)	$(10,347,813)
Promotion services	274,623	378,009	854,666	595,757
Consolidated	$232,517	$(2,400,872)	$(1,980,895)	$(9,752,056)

Total Assets
Radio broadcasting			$139,611,979	$142,329,484
Promotion services			6,500,454	5,537,831
Consolidated			$146,112,433	$147,867,315

3.         Recent Accounting Standards

Effective January 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if indicators of impairment arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. As prescribed by SFAS No. 142, the Company has completed the transitional impairment test on its goodwill and broadcast licenses and has determined that no impairment exists. The Company has determined that its broadcast licenses have indefinite lives. As required by SFAS No. 142, the results for the periods prior to its adoption have not been restated. A reconciliation of previously reported net loss and net loss per share to the amounts adjusted for the exclusion of the amortization of goodwill and broadcast licenses is as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Net loss as reported	$(5,427,918)	$(13,669,699)	$(18,526,691)	$(32,193,287)
Goodwill and broadcast license amortization	—	970,655	—	2,905,665
Net loss as adjusted	$(5,427,918)	$(12,699,044)	$(18,526,691)	$(29,287,622)

Net loss per common share - basic and diluted
As reported	$(54,279)	$(136,697)	$(185,267)	$(321,933)
As adjusted	$(54,279)	$(126,990)	$(185,267)	$(292,876)

Effective January 1, 2002, the Company adopted SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. SFAS No. 144 superseded SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of” and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations -Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions”, for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, “Consolidated Financial Statements”, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. Our adoption of SFAS No. 144 did not have an effect on our consolidated financial statements.

4.      Revolving Credit Facility

On June 25, 2002, the Company and all its subsidiaries entered into a credit agreement for a senior secured revolving credit facility (the “Revolving Credit Facility”) providing for up to $20 million of availability with General Electric Capital Corporation (“GECC”). The Revolving Credit Facility will mature on February 1, 2006. Amounts outstanding under the Revolving Credit Facility bear interest at a rate of either (i) the Index Rate (as defined) plus 2.5% or (ii) LIBOR plus 3.5%. The obligations under the Revolving Credit Facility are guaranteed by Radio Unica Communications Corp. (“RUCC”), the sole stockholder of the Company, and secured by substantially all the assets and stock of the Company and its subsidiaries and by the assets of RUCC. The Company will pay certain fees in connection with the Revolving Credit Facility, including an Unused Line Fee (as defined) ranging between 0.50% and 0.75% annually on the aggregate unused portion of the Revolving Credit Facility.   The Company may use the borrowings available under the Revolving Credit Facility for working capital, general corporate needs, to provide funds for future Permitted Acquisitions (as defined), for capital expenditures, to pay interest, and to the extent permitted by the agreement for Permitted Senior Note Repurchases (as defined).

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

RADIO UNICA CORP.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements include, among others, statements concerning the Company’s outlook for 2000 and beyond, the Company’s expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts.  The forward-looking statements in this report are subject to risks and uncertainties that could cause actual results to differ materially from those expressed in or implied by the statements.

Overview

We generate radio broadcasting revenue from sales of network advertising time, and sales of local and national advertising time on radio stations that we own and those that we operate under local marketing agreements (collectively “O&Os”). Advertising rates are, in large part, based upon the network’s and each station’s ability to attract audiences in demographic groups targeted by advertisers. All radio broadcasting revenue is stated net of any agency commissions. We recognize radio broadcasting revenue when the commercials are broadcast.   We also generate revenue from our promotional and merchandising services company, MASS Promotions, Inc. (“MASS”).  We recognize revenue generated by MASS when the promotion services are performed.

Our operating expenses consist of programming expenses, marketing and selling costs, including commissions paid to our sales staff, technical and engineering costs, cost of promotion services and general and administrative expenses.

The Company presents earnings before net interest, taxes, depreciation and amortization (“EBITDA”) not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles (“GAAP”)), but because it is a widely accepted supplemental financial measure of a company’s ability to service debt. EBITDA is defined as operating income (loss) plus depreciation and amortization. The Company’s calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same fashion. The Company’s EBITDA calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

Results Of Operations

Three Months Ended September 30, 2002 Compared To The Three Months Ended September 30, 2001

NET REVENUE.  Net revenue increased by approximately $0.6 million or 5% to approximately $12.0 million for the three months ended September 30, 2002 from approximately $11.4 million for the comparable period in the prior year.  The increase in net revenue relates to increased revenue generated by promotional and merchandising services associated with MASS of approximately $0.4 million, and increased rates and revenue market share at the network and O&Os.

OPERATING EXPENSES.  Operating expenses decreased by approximately $2.9 million or 19% to approximately $12.6 million for the three months ended September 30, 2002 from approximately $15.5 million for the comparable period in the prior year.  The decrease in operating expenses is due to decreased direct operating expenses of approximately $0.4 million, decreased selling, general and administrative expenses of $0.1 million, decreased network expenses of approximately $1.7 million decreased corporate expenses of approximately $0.1 million, decreased depreciation and amortization of approximately $0.9 million and decreased stock option compensation expense of approximately $0.1 million offset in part by the increased cost associated with the operations of MASS of approximately $0.4 million of cost of promotion services.

Direct operating expenses decreased by approximately $0.4 million or 23% to approximately $1.4 million for the three months ended September 30, 2002 from approximately $1.8 million for the comparable period in the prior year.  The decrease in direct operating expenses is primarily due to decreased advertising spending in 2002, decreases in headcount at certain stations and termination of a time brokerage agreement and station operations in San Diego.

Selling, general and administrative expenses decreased by approximately $0.1 million or 1% to approximately $4.6 million for the three months ended September 30, 2002 from approximately $4.7 million for the comparable period in the prior year.  The decrease in selling, general and administrative expenses primarily relates to the termination of a time brokerage agreement and station operations in San Diego offset by the increase in general and administrative expenses associated with the growth of MASS.

Network expenses decreased approximately $1.7 million or 35% to approximately $3.0 million for the three months ended September 30, 2002 from approximately $4.7 million for the comparable period in the prior year.  The decrease in network expenses is mainly due to a decrease in the cost of network programming, including sporting events, decreased personnel costs, and decreased spending associated with the promotion and marketing of the network.

Corporate expenses decreased approximately $0.1 million or 11% to approximately $0.8 million for the three months ended September 30, 2002 from approximately $0.9 million for the comparable period in the prior year.  The decrease in corporate expenses is mainly due to a decrease in legal and professional fees and other miscellaneous expenses.

Cost of promotion services increased by approximately $0.4 million or 28% to $1.9 million for the three months ended September 30, 2002 from approximately $1.5 million for the comparable period in the prior year.  The increase in the cost of promotion services is directly related to the increase in MASS’ revenue.

Depreciation and amortization decreased by approximately $0.9 million or 55% to approximately $0.8 million for the three months ended September 30, 2002 from approximately $1.7 million for the comparable period in the prior year.  The decrease in depreciation and amortization is due to the fact that effective January 1, 2002 the Company ceased the amortization of goodwill and broadcast licenses with indefinite useful lives in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets”.

Stock option compensation expense decreased by approximately $0.1 million or 52% to approximately $0.1 million for the three months ended September 30, 2002 from approximately $0.2 million for the comparable period in the prior year.  Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of RUCC’s common stock.

OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $4.8 million or 50% to approximately $(4.8) million for the three months ended September 30, 2002 from approximately $(9.6) million for the comparable period in the prior year. Other income (expense) for the three months ended September 30, 2002 included interest expense of approximately $(4.8) million.  Interest expense primarily relates to the interest on the Senior Discount Notes.  The Company had approximately $(4.4) million in interest expense as well as a loss on investment in an unconsolidated company of approximately $(5.2) million during the three months ended September 30, 2001.

INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $39,000 for the three months ended September 30, 2002 and 2001.  The benefit results from the Company’s ability to utilize a portion of its net operating tax loss carryforwards to offset existing deferred tax liabilities.

NET LOSS.  Net loss decreased by approximately $8.2 million or 60% to approximately $(5.4) million for the three months ended September 30, 2002 from approximately $(13.6) million for the comparable period in the prior year.  The decrease in net loss is mainly the result of the increase in the Company’s revenue of approximately $0.6 million, decreased operating expenses of approximately $2.9 million, the decrease in loss on investment in an unconsolidated company of approximately $5.2 offset in part by the increase in interest expense related to the Senior Discount Notes of approximately $0.5 million.

EBITDA.  EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.1 million increased by approximately $2.5 million or 110% to approximately $0.2 million for the three months ended September 30, 2002 from approximately $(2.3) million for the comparable period in the prior year.  The increase is mainly a result of the increase in revenue generated by MASS, increased rates and revenue market share at the network and O&Os, and decreased operating expenses relating to the radio broadcasting business.

Nine Months Ended September 30, 2002 Compared To The Nine Months Ended September 30, 2001

The results of operations for the nine months ended September 30, 2002 are not comparable to the same period in 2001 primarily due to the acquisition of MASS, which took place on April 30, 2001.  Consequently, only five months of MASS’ operations are included in the results for the nine months ended September 30, 2001.

NET REVENUE.  Net revenue increased by approximately $5.4 million or 20% to approximately $32.4 million for the nine months ended September 30, 2002 from approximately $27.0 million for the comparable period in the prior year.  The increase in net revenue relates to increased revenue generated by promotional and merchandising services associated with MASS of approximately $3.0 million, and increased rates and revenue market share at the network and O&Os of approximately $2.4 million.

OPERATING EXPENSES.  Operating expenses decreased by approximately $4.7 million or 11% to approximately $37.0 million for the nine months ended September 30, 2002 from approximately $41.7 million for the comparable period in the prior year.  The decrease in operating expenses is due to decreased direct operating expenses of approximately $2.0 million, decreased network expenses of approximately $1.9 million, decreased corporate expenses of approximately $0.1 million, decreased depreciation and amortization of approximately $2.7 million, decreased stock option compensation expense of approximately $0.1 million offset in part by increased selling, general and administrative expenses of approximately $0.4 million and increased cost of promotion services of approximately $1.8 million.

Direct operating expenses decreased by approximately $2.0 million or 34% to approximately $3.9 million for the nine months ended September 30, 2002 from approximately $5.9 million for the comparable period in the prior year.  The decrease in direct operating expenses is primarily due to decreased advertising spending in 2002, decreases in headcount at certain stations and the termination of a time brokerage agreement and station operations in San Diego.

Selling, general and administrative expenses increased by approximately $0.4 million or 3% to approximately $13.4 million for the nine months ended September 30, 2002 from approximately $13.0 million for the comparable period in the prior year.  The increase in selling, general and administrative expenses primarily relates to the increase in general and administrative costs associated with MASS of approximately $1.0 million offset in part by a decrease of approximately $0.6 million related to the radio broadcasting business. The increase in general and administrative expenses associated with MASS is primarily due to the additional four months of MASS’ operations in 2002 as well as the growth of MASS as a business segment.

Network expenses decreased by approximately $1.9 million or 15% to approximately $10.5 million for the nine months ended September 30, 2002 from approximately $12.4 million for the comparable period in the prior year.  The decrease in network expenses is mainly due to a decrease in the cost of network programming, including sporting events, decreased personnel costs, and decreased spending associated with the promotion and marketing of the network.

Corporate expenses decreased by approximately $0.1 million or 3% to approximately $2.5 million for the nine months ended September 30, 2002 from approximately $2.6 million from the comparable period in the prior year.  The decrease in corporate expenses is mainly due to decreased outside services and professional fees.

Cost of promotion services increased by approximately $1.8 million or 80% to $4.0 million for the nine months ended September 30, 2002 from approximately $2.2 million for the comparable period in the prior year.  The increase in the cost of promotion services is directly related to the increase in MASS’ revenue and the additional four months of MASS’ operations in 2002.

Depreciation and amortization decreased by approximately $2.7 million or 55% to approximately $2.3 million for the nine months ended September 30, 2002 from approximately $5.0 million for the comparable period in the prior year. The decrease in depreciation and amortization is due to the fact that effective January 1, 2002 the Company ceased the amortization of goodwill and broadcast licenses with indefinite useful lives in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”.

Stock option compensation expense decreased by approximately $0.1 million or 25% to approximately $0.4 million for the nine months ended September 30, 2002 from approximately $0.5 million for the comparable period in the prior year.  Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of the Company’s common stock.

OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $3.6 million or 20% to approximately $(14.0) million for the nine months ended September 30, 2002 from approximately $(17.6) million for the comparable period in the prior year. Other income (expense) for the nine months ended September 30, 2002 is mainly comprised of interest expense of approximately $(14.0) million.  Interest expense primarily relates to the interest on the Senior Discount Notes. The Company had approximately $(12.6) million in interest expense, as well as a loss on investment in an unconsolidated company of approximately $(5.0) million during the nine months ended September 30, 2001.

INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $0.1 million for the nine months ended September 30, 2002 and 2001.  The benefit results from the Company’s ability to utilize a portion of its net operating tax loss carryforwards to offset existing deferred tax liabilities.

NET LOSS.  Net loss decreased by approximately $13.7 million or 42% to approximately $18.5 million for the nine months ended September 30, 2002 from approximately $32.2 million for the comparable period in the prior year.  The decrease in net loss is mainly the result of the increase in the Company’s revenue of approximately $5.4 million and decreased operating expenses of approximately $4.7 million, decrease in loss on investment in an unconsolidated company of approximately $5.0, offset in part by the increase in interest expense related to the Senior Discount Notes of approximately $1.4 million.

EBITDA.  EBITDA less the non-cash charge relating to the stock option compensation expense of approximately $0.4 million increased by approximately $7.2 million or 79% to approximately $(2.0) million for the nine months ended September 30, 2002 from approximately $(9.2) million for the comparable period in the prior year.  The increase is mainly a result of the increase in revenue generated by MASS, increased rates and revenue market share at the network and O&Os, and decreased operating expenses relating to the radio broadcasting business.

Liquidity and Capital Resources

The Company has had negative cash flows since inception. Working capital and financing for the Company’s acquisitions to date have been provided primarily by the proceeds from RUCC’s initial public offering, the issuance of the 11¾% Senior Discount Notes due August 1, 2006 and the issuance of promissory notes, common stock and preferred stock to RUCC’s shareholders.

On June 25, 2002, the Company entered into an agreement for a senior secured revolving credit facility (the “Revolving Credit Facility”) providing for up to $20 million of availability.  The Revolving Credit Facility will mature on February 1, 2006.  The Company may use the borrowings available under the Revolving Credit Facility for working capital, general corporate needs, to provide funds for future Permitted Acquisitions (as defined), for capital expenditures, to pay interest, and to the extent permitted by the agreement, for Permitted Senior Note Repurchases (as defined).

Net cash used in operating activities decreased by approximately $3.7 million or 45% to approximately $4.6 million for the nine months ended September 30, 2002 from approximately $8.3 million for the comparable period in the prior year.  Net cash used in investing activities was approximately $2.8 million and $3.6 million for the nine months ended September 30, 2002 and 2001, respectively.  The decrease of approximately $0.8 million from 2002 to 2001 is primarily due to the acquisition of MASS which took place during April 2001, offset in part by the increase in capital expenditures associated with signal upgrades currently in process or recently completed for our New York and Dallas stations.  Net cash provided by financing activities was approximately $7.9 million and $14.4 million for the nine months ended September 30, 2002 and 2001, respectively.  The decrease of approximately $6.5 million from 2002 to 2001 is due to deferred financing costs incurred in connection with the Revolving Credit Facility of approximately $0.9 million, the repayment of notes issued in connection with the acquisition of MASS of approximately $1.0 million, and fewer borrowings from RUCC of approximately $4.6 million

Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $2.9 million and $2.3 million for the nine months ended September 30, 2002 and 2001, respectively.  The increase in capital expenditures is primarily due to the signal upgrades that are currently in process or have been recently completed for our New York and Dallas stations.

The Company believes that the remaining proceeds from RUCC’s initial public offering and the borrowing availability under the Revolving Credit Facility will provide adequate resources to fund the Company’s operating expenses, working capital requirements and capital expenditures.  The Company’s first interest payment under the Senior Discount Notes in the amount of approximately $9.3 million is due on February 1, 2003 and semiannually through August 1, 2006.  The Company will utilize its current cash position, cash generated from operations and the borrowing availability under the Revolving Credit Facility to fund such payments. There can be no assurance that the Company will have sufficient funds or will generate future cash flows to meet all of the of the Company’s obligations and commitments. The failure to generate such sufficient cash flow could significantly adversely affect the market value of the Company’s Senior Discount Notes, and the Company’s ability to pay the principal of and interest on the Senior Discount Notes.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Our market risk exposure with respect to financial instruments is to changes in the “Federal Funds Rate” in the United States. We may borrow up to $20 million under our credit facility. Amounts outstanding under the credit facility bear interest, at the Company’s option, at the Federal Funds Rate plus 50 basis points plus 2.5% or LIBOR plus 3.50%.  At September 30, 2002, there were no amounts outstanding under our credit facility.

Item 4.    Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures within the past 90 days, have concluded that such disclosure controls and procedures were effective to ensure that material information relating to the Company and required to be disclosed by the Company has been made known to them and has been recorded, processed, summarized and reported timely.  There have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART II - OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-K.

99.         Certification

(a)          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radio Unica Corp.

		By:	/s/ Steven E. Dawson
Steven E. Dawson
Chief Financial Officer

Date:	November 14, 2002

CERTIFICATION

I, Joaquin F. Blaya, Chief Executive Officer of Radio Unica Corp. (the “Company”), certify that:

1.               I have reviewed this quarterly report on Form 10-Q of the Company;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.               The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.               The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Joaquin F. Blaya
Joaquin F. Blaya
Chief Executive Officer

CERTIFICATION

I, Steven E. Dawson, Chief Financial Officer of Radio Unica Corp. (the “Company”), certify that:

1.               I have reviewed this quarterly report on Form 10-Q of the Company;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

4.               The Company’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)          designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)         evaluated the effectiveness of the Company’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)          presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The Company’s other certifying officers and I have disclosed, based on our most recent evaluation, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent function):

(a)          all significant deficiencies in the design or operation of internal controls which could adversely affect the Company’s ability to record, process, summarize and report financial data and have identified for the Company’s auditors any material weaknesses in internal controls; and

(b)         any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal controls; and

6.               The Company’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Steven E. Dawson
Steven E. Dawson
Chief Financial Officer