Form 10-K
period 2002-12-31
RADIO UNICA CORP
filed 2003-03-28
CIK 1067636

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number    333-61211

Radio Unica Corp.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	65-0776004 (I.R.S. Employer Identification No.)

8400 NW 52nd Street, Suite 101 Miami, Florida (Address of principal executive offices)	33166 (Zip Code)

(Registrant's telephone number, including area code) 305-463-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerate filer (as defined in Exchange Act Rule 12b-2) Yes ☐    No ☒

        The Registrant is a wholly-owned subsidiary of Radio Unica Communications Corp. Accordingly, since all the stock is owned by an affiliate, there is no market value of stock owned by non-affiliates.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for the 2002 Annual Meeting of Radio Unica Communications Corp., expected to be filed within 120 days from the Company's fiscal year-end, are incorporated by reference into Part III.

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

Item 1. Business

General

        Radio Unica is the only national Spanish-language AM radio network in the U.S., broadcasting 24-hours a day, 7-days a week. We began broadcasting our network programming on January 5, 1998, producing 19 hours of live and first-run celebrity-based news/talk, sports and information programming each weekday and 20 hours of such programming each weekend. With 15 Company-owned and/or operated stations and our affiliated stations, our network reaches approximately 75% of the U.S. Hispanic population. The Company-operated stations are located in 13 of the top 25 U.S. markets in terms of Hispanic population. The markets in which we maintain stations collectively account for approximately 62% of the total U.S. Hispanic population.

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

        We believe that our high quality, original programming gives us a competitive advantage over other Spanish-language radio broadcasters in marketing to the Hispanic audience. Popular Hispanic television and other well-known personalities host our programs and their broad appeal extends beyond any particular Hispanic cultural or geographical boundaries. These national personalities include Dr. Isabel Gomez-Bassols, Jorge Ramos, Ricardo Brown, Hugo Cadelago, Paul Bouche, Guillermo Descalzi and Mauricio Zeilic. Our programming includes contemporary talk, entertainment and information programs, news segments, hourly local and national newscasts, sports talk programs, sports broadcasting, and other programming relevant to our national Hispanic audience. Many of our radio programs are fully-interactive talk shows that allow listeners nationwide to call in as active participants in the on-air dialogue.

        Live sporting events are an integral part of Radio Unica's network programming, and we have acquired the broadcast rights in the United States to numerous marquee sporting events. We have acquired the exclusive Spanish-language radio rights for several of the most popular sporting events among Hispanics, including Copa America 2004, Copa Oro 2002, 2003 and 2005, the Summer Olympics in 2004 and 2008, certain World Cup 2002 qualifying matches and Mexican soccer league games and the rights to the United States National Soccer Team games for 2003 through 2006. In addition to being an important part of our programming, major sporting events are an important means of attracting first-time listeners. To capture these first-time listeners, we sponsor major promotional events in conjunction with our sports programming which serve to solidify listener loyalty and raise awareness of the Radio Unica network.

        On April 30, 2001, the Company completed the acquisition of MASS Promotions, Inc. ("MASS"). MASS provides integrated promotional and merchandising services to the Hispanic market. We believe that MASS complements our radio operations by offering our radio clients expanded promotional services. Some of MASS' blue chip client base includes, Unilever Best Foods and Kimberly Clark.

THE HISPANIC MARKET OPPORTUNITY

        We believe that Spanish-language radio targeting the Hispanic market will continue to benefit from the following:

        STRONG PROJECTED GROWTH AND GEOGRAPHIC CONCENTRATION OF THE HISPANIC POPULATION.    Hispanics represent the most rapidly growing segment of the U.S. population. From 1989 to 2002, the Hispanic population increased from 23.7 million to 38.6 million, a 63% increase. The strong growth of the Hispanic population is expected to continue, increasing approximately 50% by 2010, five times the growth rate of the U.S. population as a whole. Hispanics represent 12.5% of the population and by the year 2020 one out of every five U.S. residents is expected to be Hispanic. Additionally, the Hispanic population is highly concentrated, with approximately 56% of all Hispanics located in the top ten

Hispanic markets. This concentration allows us to cost effectively reach the majority of Hispanics through our existing network platform.

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

        INCREASING HISPANIC BUYING POWER.    U.S. Hispanic buying power is estimated at $540 billion in 2002, an increase of 144% since 1990. Hispanics are expected to spend $965 billion by 2010, an increase of 79%. This increase is five times the expected growth rate in expenditures by all consumers in the United States.

        GROWING USE OF SPANISH-LANGUAGE MEDIA BY ADVERTISERS.    Advertising expenditures to Hispanics grew from $730 million in 1992 to $2.5 billion in 2002, a compound annual growth rate of 13%. Although Hispanic consumers represent approximately 7% of U.S. consumer spending, advertising targeting Hispanics represents only 1% of total advertising expenditures. We believe that the lack of Spanish-language media outlets relative to the size of the Hispanic population has historically caused the differential between Hispanic consumer spending and Spanish-language advertising expenditures. With the increasing media access to this population, we believe advertising expenditures will move closer towards parity with Hispanic consumer spending. We also believe that advertisers who re-direct a portion of their English-language budgets to Spanish-language media are able to increase overall audience reach without incurring additional cost.

        Furthermore, we believe that advertisers have found Spanish-language radio advertising to be a particularly effective means to reach the growing Hispanic audience. As a result, approximately 24% of Hispanic advertising expenditures in 2002 were directed to radio, a substantially higher percentage than radio's overall share of national advertising expenditures.

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

        SELL ADVERTISING TO THE TOP 50 SPANISH-LANGUAGE ADVERTISERS.    Our sales strategy is to target the top 50 national Spanish-language advertisers who collectively purchase the majority of Spanish-language network and national advertising in the United States. We employ 14 in-house national sales people in seven sales offices nationwide, as well as approximately 100 local sales people situated throughout the markets where we own and/or operate stations. Our large, in-house sales force allows us to maintain better control and accountability over the sales process. We also believe that our sales force is important in maintaining relationships with key advertisers and agencies and identifying new advertisers. The combination of our commitment to pursue the largest Spanish-language advertisers and our captive sales force has enabled us to secure many premier national advertisers, including Sears, Wal-Mart, Home Depot, Chevrolet, Johnson & Johnson, Honda, Miller, Procter & Gamble, Moneygram and Western Union.

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

OUR EXPANSION STRATEGY

        MAXIMIZE NETWORK REACH THROUGH OWNED/OPERATED AND AFFILIATE STATIONS.    We currently own and/or operate radio stations in the top 10 Hispanic markets and in 3 other top 25 Hispanic markets. Our owned and operated stations reach markets where approximately 62% of the Hispanic audience resides and our network (including affiliates) reaches markets where approximately 75% of the Hispanic audience resides. We seek to enter into agreements with affiliate stations in smaller, less concentrated Hispanic markets so as to broaden the reach of our network and increase its appeal to national advertisers while reducing the amount of capital required to do so.

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

        Radio Unica currently produces 17 hours per day of live and first-run programming, Monday through Friday, at our network production studios in Miami. Our daily schedule features programs hosted by celebrities, many of whom also host or appear on popular shows on the Univision and Telemundo networks. These on-air personalities create radio shows exclusively for Radio Unica.

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

        DESCALZI EN DIRECTO.    Hosted by Guillermo Descalzi, this talk show is a daily, interactive variety program devoted to news, daily topic discussions, and interviews. The show also features extensive news coverage with Radio Unica's News Director and veteran television reporter Ricardo Brown.

        DRA. ISABEL.    This advice program hosted by Dr. Isabel Gomez-Bassols focuses on such topics as family issues and personal relationships. Dr. Isabel Gomez-Bassols is a noted psychologist and educator and makes frequent appearances on many popular television shows.

        EL GORDO Y EDUARDO.    Hosted by funnyman "El Gordo" Hugo Cadelago and comedic actor Eduardo Ibarrola, this program features non-stop humor, commentaries, horoscopes, and focus on interactive audience participation. Hugo Cadelago, better known to Hispanic audiences as "El Gordo" (the "Fat One"), has more than 20 years experience in both English and Spanish-language radio. Prior to joining Radio Unica, Cadelago was the top rated Los Angeles afternoon spanish-language AM radio host. Eduardo Ibarrola is a well known radio and television personality. Ibarrola has starred as a comedic actor in various highly rated Hispanic soap operas.

        UNICA EN DEPORTES.    This sports talk show hosted by Jorge Ramos features sports, talk, news and interviews appealing to Hispanic audiences. Jorge Ramos served as sports anchor for Telemundo from 1994 to 2000 and in his career has broadcast four World Cups. Joining Jorge is an experienced, well-known team of sports personalities. We have recently added Hugo Sanchez to our sports team. Mr. Sanchez was the top ranked Mexican soccer player for 20 years and is well regarded by Mexican soccer fans.

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

        COPA AMERICA 2004.    Copa America is the most popular international soccer event for Hispanics after the World Cup and is held every other year. This event is the oldest international soccer tournament and is a forum for Latin Americans to listen to their teams compete against neighboring countries. With South America and Mexico participating, this event offers the soccer fan the opportunity to listen to some of the best soccer stars playing for their national teams.

        COPA ORO 2002, 2003 AND 2005.    Copa Oro tournaments are held in the alternate years from Copa America. Similar to Copa America, Copa Oro is an international soccer event with countries in North and Central America participating.

        WORLD CUP 2002 QUALIFYING MATCHES.    The World Cup is the most popular soccer event in the world. These matches are of interest to the Hispanic audience since they pit Latin American countries against each other in the qualifying rounds in their quest for a World Cup trophy.

        U.S. NATIONAL TEAM.    Radio Unica owns the U.S. Spanish-language radio broadcast rights to the home games of the U.S. National Team for 2003 through 2006.

        MEXICAN SOCCER.    Radio Unica has the U.S. Spanish-language radio rights to some of the most popular Mexican soccer league team games.

        ADVERTISING REVENUE

        Substantially all of our revenue is generated from the sale of network, national and local advertising on our radio stations. The classes of advertising are described in the following table:

CLASSES OF RADIO ADVERTISING

Network
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
National Spot
Represents commercial airtime sold to a national advertiser within a specific local market. Most radio stations and station groups sell this time through third party independent representatives. Radio Unica sells this advertising time through its own national sales force.
Local Spot
Represents commercial airtime sold to an in-market advertiser or advertising agency. Local advertisers consist primarily of local merchants and service providers. Radio Unica sells this time generally through its station's local sales staff.

        Sales of network and national advertising are made by our in-house national sales force located in seven regional sales offices. Sales of local advertising are made by our sales staff located at each of our stations. We do not use third party national representatives or "rep" firms. As a result, we have more control over and greater accountability from our sales force. We also believe that our sales force is important in maintaining relationships with key advertisers and agencies and identifying new advertisers. We do not pass along any of our network advertising revenue or pay cash compensation to our affiliates.

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

        RADIO UNICA NETWORK

        Radio Unica's 15 owned and/or operated AM stations in 13 markets and affiliate stations comprise a network that reaches approximately 75% of the Hispanic population. We are the only national Spanish-language AM radio network available to advertisers targeting the fast growing Hispanic market. Radio Unica's network is differentiated from other Spanish-language radio broadcasters by its ability to deliver uniform programming to the national Hispanic audience over a 24 hour period. We believe that advertisers benefit from this delivery as it allows them to reach a national audience in a consistent and controlled manner. With one contract, advertisers can reach a large portion of the Hispanic population at a cost lower than if they had to purchase advertising separately in each market. Radio Unica offers advertisers the opportunity to associate their advertising message with a particular national program that will consistently be aired at a specific time. No other Spanish-language radio broadcasters have this capability on a national level.

        ADVANTAGES TO RADIO UNICA.    Although our owned and/or operated stations reach markets where approximately 62% of Hispanics reside, through our affiliates we are able to increase our reach to approximately 75%. Our affiliates have allowed us to cost-effectively expand our reach and appeal to advertisers. Affiliates allow us to enter a market without the capital expenditures that would be required in buying or building a station. Many of our affiliates have branded themselves as Radio Unica stations which helps build brand awareness and listener loyalty. Additionally, the network enables us to share the cost of programming over our owned and operated stations. We believe that this sharing of expenses allows us to invest a larger amount in programming compared to our competitors.

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

Radio Stations

        The following table sets forth certain information concerning the stations owned and/or operated by the Company and their respective markets:

Rank by Hispanic Population	Market Served/Station	Company Owned	Hispanic Population in Market (in thousands)	Hispanic Population as a % of Total Market	Hispanic Population as a % of U.S. Hispanics
1	Los Angeles KBLA (AM)	Owned	7,000	41.4%	18.1%
2	New York WWRU (AM) WJDM (AM)	Owned Owned	3,971	19.2%	10.3%
3	Miami WNMA (AM) WJCC (AM)	Owned Owned	1,719	41.1%	4.5%
4	Chicago WNTD (AM)	Owned	1,604	17.1%	4.2%
5	Houston KXYZ (AM)	Owned	1,584	29.7%	4.1%
6	San Francisco/San Jose KIQI (AM)	Owned	1,357	19.6%	3.5%
7	Dallas/Ft. Worth KAHZ (AM)	Owned	1,325	22.0%	3.4%
8	San Antonio KZDC (AM)	Owned	1,151	55.4%	3.0%
9	Phoenix KIDR (AM)	Owned	1,035	25.0%	2.7%
10	McAllen/Brownsville KVJY (AM)	Owned	983	94.8%	2.5%
12	Fresno KWRU (AM)	Owned	812	47.6%	2.1%
13	Sacramento KATD (AM)	Owned	794	21.7%	2.1%
25	Tucson KQTL (AM)	Owned	347	31.8%	1.0%

	Totals		23,682		61.5%

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

        NEW YORK.    Radio Unica's radio station WWRU(AM), broadcasting on 1660 kHz in the expanded band, serves the New York City market. The New York City market has a population of approximately 20.1 million, of which approximately 4.0 million or 19.2% are Hispanic. In January 1999,

Radio Unica acquired WWRU, along with WJDM, KAHZ, Dallas/Fort Worth, and KIDR, Phoenix for a purchase price of approximately $30 million. The purchase of WWRU and WJDM, KAHZ and KIDR were financed primarily through the proceeds from our Senior Discount Notes. WWRU is authorized at 10,000 watts during the daytime. WWRU's transmitter is located in Jersey City, New Jersey and enables this station to reach substantially all of the New York City market during the day. We have completed the upgrade of our night signal and we expect to receive Federal Communications Commission ("FCC") approval to broadcast at increased power by April 2003.

        In connection with the acquisition of WWRU, Radio Unica also acquired substantially all the assets used in the operation of WJDM(AM), broadcasting on 1530 kHz. WJDM is licensed at 1,000 watts during the daytime. Broadcast time on this station is currently licensed to a third party. WJDM's transmitter is located in Elizabeth, New Jersey. The Company currently operates WWRU pursuant to special temporary authority ("STA") pending the grant by the FCC of the Company's application for license to cover its outstanding construction permit. The FCC first granted the STA on April 28, 1995 for a period of six months and has granted successive six months extensions. The Company's permit to construct WWRU, which was modified in 1999 to authorize improvement of the station's nighttime operations, expires December 6, 2003.    The Company cannot predict when the FCC will grant the license application. The license, when granted, will contain a condition that will require the Company to relinquish within five years the license for either WWRU or WJDM.

        MIAMI.    Radio Unica's radio station WNMA(AM), broadcasting on 1210 kHz, serves the Miami market. This market has a population of approximately 4.2 million, of which approximately 1.7 million or 41.1% are Hispanic. In May 1998, Radio Unica acquired WNMA for approximately $9 million. The purchase of WNMA was financed primarily through the proceeds from the issuance of preferred stock as well as the issuance of notes payable to one of our stockholders, Warburg, Pincus Ventures. The Company currently holds an STA enabling it to operate this station at a daytime power level of 47,000 watts pending the grant of an application the Company filed with the FCC early in 2003 seeking to increase WNMA's daytime power. The Company cannot predict when the FCC will grant the application. WNMA's transmitter site is located in Miami Springs, Florida and enables this station to reach substantially all of the Miami market. During 2001 we completed a signal upgrade that extended the signal beyond the Miami market to Broward County and increased our coverage of South Florida's Hispanic population by approximately 10%.

        In connection with the acquisition of WNMA, the Company acquired WJCC(AM), broadcasting on 1700 kHz. Broadcast time on this station has been licensed to a third party. Based on the terms of the license for WJCC, Radio Unica must relinquish the license of either WNMA or WJCC by February 20, 2006.

        CHICAGO.    Radio Unica's radio station WNTD(AM), broadcasting on 950 kHz, serves the Chicago market. This market has a population of approximately 9.4 million, of which approximately 1.6 million or 17.1% are Hispanic. In May 1999, Radio Unica acquired WNTD for approximately $16.8 million. The purchase of WNTD was financed through the proceeds from our Senior Discount Notes as well as proceeds from borrowings under a revolving credit facility. WNTD is licensed at 1,000 watts during the daytime. WNTD's transmitter is located in Chicago, Illinois and enables this station to reach substantially all of the Chicago market.

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

        DALLAS/FORT WORTH.    Radio Unica's station KAHZ(AM), broadcasting on 1360 kHz, serves the Dallas/Fort Worth market. This market has a population of approximately 6.0 million, of which approximately 1.3 million or 22.0% are Hispanic. We completed a signal upgrade and increased the daytime power of KAHZ in 2002. KAHZ is now licensed at 50,000 watts during the daytime. KAHZ's transmitter is located in Dallas, Texas and the increased power enables this station to reach substantially all of the Dallas/Forth Worth market.

        SAN ANTONIO.    Radio Unica's station KZDC(AM), broadcasting on 1250 kHz, serves the San Antonio market. This market has a population of approximately 2.1 million, of which approximately 1.2 million or 55.4% are Hispanic. In June 2000, Radio Unica acquired KZDC from Lotus Texas Ltd. for approximately $1.8 million. The purchase of KZDC was financed through the net proceeds from the initial public offering. Prior to the acquisition, Radio Unica operated the station under a local marketing agreement with Texas Lotus Ltd. KZDC is licensed at 1,000 watts during the daytime. KZDC's transmitter site is located in San Antonio, Texas and enables this station to reach substantially all of the San Antonio market.

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

        On November 20, 2002, the Company entered into an asset purchase agreement with NRC Broadcasting, Inc. to sell radio station KCUV(AM) for approximately $3.3 million in cash. On February 11, 2003 after receiving FCC consent to assign the broadcasting license, the Company completed the sale. The gain on the sale of KCUV(AM) was approximately $230,000.

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

Competition

        Radio broadcasting is a highly competitive business. The financial success of each of our radio stations depends, to a significant degree, upon our audience ratings, our share of the overall radio advertising revenue within each geographic market and the economic health of the market. In addition, our advertising revenue depends upon the desire of marketers to reach our audience demographic. Our radio stations compete for audience share and advertising revenue directly with other FM and AM radio stations and with other media within their respective markets, such as newspapers, broadcast and cable television, magazines, billboard advertising, transit advertising, and direct mail advertising. Some of these radio stations and networks also broadcast Spanish-language talk radio. Our primary competitors are Univision, Telemundo, Telefutura, Hispanic Broadcasting Corporation, Entravision Communications Corp. and Spanish Broadcasting Systems Inc. Many of these entities are larger and have significantly greater resources than Radio Unica. Two of these competitors, Univision and Hispanic Broadcasting Corporation, announced plans to merge in 2002. Additionally, our Arbitron ratings for many of our stations are below the ratings of our competitors. If a competing station converts to a format similar to that of one of our stations, or if one of our competitors strengthens its operations, our stations could suffer a reduction in ratings and advertising revenue. The audience ratings and advertising revenue of our individual stations are subject to change and any adverse change in a particular market could have a material adverse effect on our operations. There is no ranking of Spanish-language radio networks.

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

Federal Regulation of Radio Broadcasting

        The ownership, operation and sale of radio stations are subject to regulation by the FCC. The FCC regulates radio broadcast stations under authority granted by the Communications Act of 1934, as amended (the "Communications Act"). Among other things, the FCC:

  •
  assigns frequency bands for broadcasting;

  •
  determines the particular frequencies, locations and power of stations;

  •
  issues, renews, revokes and modifies station licenses;

  •
  determines whether to approve changes in ownership or control of station licenses;

  •
  regulates equipment used by stations;

  •
  imposes regulations and takes other action to prevent harmful interference between stations;

  •
  adopts and implements regulations and policies that directly or indirectly affect the ownership, management, programming, operation and employment practices of stations; and

  •
  has the power to impose penalties for violations of its rules or the Communications Act.

        In February 1996, Congress enacted the Telecommunications Act of 1996 to amend the Communications Act. The Telecommunications Act, which among other measures, directed the FCC to:

  •
  eliminate the national radio ownership limits;

  •
  liberalize the local radio ownership limits as specified in the Telecommunications Act;

  •
  issue broadcast licenses for periods of up to eight years; and

  •
  eliminate the opportunity for the filing of competing applications against broadcast license renewal applications.

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

  •
  the station has served the public interest, convenience and necessity;

  •
  there have been no serious violations by the licensee of the Communications Act or the rules and regulations of the FCC; and

  •
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

        There are no renewal applications currently pending for any of Radio Unica's broadcast licenses. Although Radio Unica does not anticipate any material difficulty in obtaining license renewals for full terms in the future, there can be no assurance that the licenses of each of our stations will be renewed or will be renewed without conditions or sanctions.

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

        The "local radio ownership rule" limits the number of stations in a radio market in which any one individual or entity may have a control position or attributable ownership interest. In accordance with the Telecommunications Act, the FCC revised its rules to set the local radio ownership limits as follows:

  •
  in markets with 45 or more commercial radio stations, a party may own up to eight commercial radio stations, no more than five of which are in the same service (AM or FM);

  •
  in markets with 30-44 commercial radio stations, a party may own up to seven commercial radio stations, no more than four of which are in the same service;

  •
  in markets with 15-29 commercial radio stations, a party may own up to six commercial radio stations, no more than four of which are in the same service; and

  •
  in markets with 14 or fewer commercial radio stations, a party may own up to five commercial radio stations, no more than three of which are in the same service, provided that no party may own more than 50% of the commercial stations in the market.

        FCC cross-ownership rules also prohibit one party from having attributable interests in a radio station and a daily newspaper in the same market and restrict the number of radio and television stations a party may own in the same geographic area, although such limits may be waived by the FCC. The "radio television cross-ownership rule" permits common ownership of up to two television stations and up to six radio stations or one television station and seven radio stations in any market where at least 20 independently owned media voices remain in the market. The rule also permits a party to own up to two television stations and up to four radio stations in any market where at least 10 voices remain after the combination is effected and to own up to two television stations and one radio station regardless of the number of voices in the market. Media voices include other radio stations, television stations, daily newspapers and cable systems but do not include low power radio or low power television stations.

        On December 6, 2000, the FCC adopted a Notice of Proposed Rulemaking seeking comment on whether and how to modify the methods used in counting radio stations for purposes of applying the multiple and cross-ownership rules. Under the current rule, the FCC defines a radio market based on overlapping signal contours. The FCC has requested comment on a number of alternative methods for defining a radio market, including but not limited to: relying on a commercially determined market definition service such as Arbitron; counting only those stations that overlap a certain percentage of the contour of one or more mutually overlapping stations; and counting only those stations whose contours overlap or intersect the overlap area of the principal city contours of the stations whose ownership is being merged. On November 9, 2001, the FCC adopted an additional Notice of Proposed Rulemaking to examine whether its local radio ownership rules and policies are adequately protecting the public interest, as well as to continue consideration of the still-outstanding issues related to defining the radio market. These proceedings have been incorporated into a comprehensive media ownership review initiated in September 2002. The FCC seeks to determine whether to keep, modify or eliminate each of its media ownership rules, including the "local radio ownership rule" and the cross-ownership rules. The FCC has not proposed to apply any changes retroactively to existing ownership combinations. Radio Unica, however, cannot predict what, if any, changes will be made by the FCC and cannot predict whether any such changes will affect Radio Unica's ability to acquire additional radio stations in the future or the values of stations it currently owns.

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

        Under the "Equity/Debt Plus" attribution rule, however, if the holder of an otherwise non-attributable interest is either (1) a "major program supplier" or (2) a same-market media entity subject to the broadcast multiple ownership rules, its interest in a licensee or other media entity will be attributed if the total interest (aggregating both debt and equity) exceeds 33% of the total asset value of the licensee or media entity. A "major program supplier" is defined as any entity that provides more than 15% of a station's total weekly broadcast programming hours.

        Under current FCC rules, any stockholder of Radio Unica with 5% or more of the outstanding votes (except for qualified institutional investors, for which the 20% threshold is applicable), will be considered to hold attributable interests in Radio Unica. Such holders of attributable interests must comply with or obtain waivers of the FCC's multiple and cross-ownership rules. Currently, none of the attributable stockholders, officers or directors of Radio Unica have any other media interests besides those of Radio Unica that implicate the FCC's multiple ownership limits except that affiliates of Warburg, Pincus Ventures hold interests in several daily newspapers, none of which is published in communities served by Radio Unica stations.

        Under certain circumstances the FCC will consider a radio station providing programming and sales on another local radio station pursuant to a local marketing agreement to have an attributable ownership interest in the other station for purposes of the FCC's radio multiple ownership rules. In particular, a radio station is not permitted to enter into a local marketing agreement giving it the right to program more than 15% of the broadcast time, on a weekly basis, of another local radio station which it could not own under the FCC's local radio ownership rules. Same-market local marketing agreements are also subject to the FCC's prohibition against common ownership of a radio station and a local daily newspaper.

        ALIEN OWNERSHIP LIMITS. Under the Communications Act, broadcast licenses may not be granted, transferred or assigned to any corporation of which more than one-fifth of the capital stock is owned of record or voted by aliens, who consist of non-U.S. citizens or entities or their representatives or foreign governments or their representatives or by foreign corporations. Where the corporation owning the license is controlled by another corporation, the parent corporation cannot have more than one-fourth of its capital stock owned of record or voted by aliens, if the FCC finds it in the public interest to refuse or revoke the license. The FCC has issued interpretations of existing law under which these ownership restrictions in slightly modified form apply to other forms of business organizations, including general and limited partnerships and limited liability companies. The FCC also prohibits a licensee from continuing to control broadcast licenses if the licensee otherwise falls under alien influence or control in a manner determined by the FCC to be in violation of the Communications Act or contrary to the public interest.

        PROGRAMMING REQUIREMENTS.    While the FCC has relaxed or eliminated many of its regulatory requirements related to programming and content, radio stations are still required to broadcast programming responsive to the problems, needs and interests of the stations' service areas and must comply with various rules promulgated under the Communications Act that regulate political broadcasts and advertisements, sponsorship identifications, indecent programming and other matters. Failure to observe these or other FCC rules can result in the imposition of monetary forfeitures, in the grant of a "short" (less than full term) license term or, where there have been serious or a pattern of violations, license revocation. The FCC also has imposed equal employment opportunity rules on licensees. Under recently revised equal employment opportunity rules, broadcast licensees, such as Radio Unica, are required to not discriminate in hiring practices, to file certain employment reports annually and at other times, to certify compliance with the rules, and to conduct "broad outreach" in their recruiting efforts by widely disseminating information regarding job openings. The FCC's equal employment opportunity rules have twice been struck down as unconstitutional by the United States Court of Appeals for the D.C. Circuit. The revised rules went into effect March 10, 2003, subject to potential further review by the FCC and the Court.

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

        DIGITAL AUDIO RADIO SERVICE.    In 1997, the FCC granted two companies-XM Satellite Holdings and Sirius Satellite Radio-authorization to deliver radio programming service to consumers via satellite. Both companies have launched national subscription-based programming services that could compete with Radio Unica stations for listeners.

        PROPOSED REGULATORY CHANGES.    The Congress and the FCC have under consideration, and may in the future consider and adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly:

  •
  affect the operation, programming, technical requirements, ownership and profitability of Radio Unica and its radio broadcast stations;

  •
  result in the loss of audience share and advertising revenues of Radio Unica's radio broadcast stations;

  •
  affect the ability of Radio Unica to acquire additional radio broadcast stations or finance such acquisitions;

  •
  affect the values of Radio Unica's owned stations;

  •
  affect cooperative agreements and/or financing arrangements with other radio broadcast licensees; or

  •
  affect Radio Unica's competitive position in relationship to other advertising media in its markets.

        Such matters include, for example:

  •
  changes to the license, authorization and renewal process;

  •
  proposals to alter the benchmark or thresholds for attributing ownership interest in broadcast media;

  •
  proposals to change rules or policies relating to political broadcasting;

  •
  changes to technical and frequency allocation matters, including those relative to the implementation of digital audio broadcasting on both a satellite and terrestrial basis;

  •
  proposals to restrict or prohibit the advertising of beer, wine and other alcoholic beverages on radio;

  •
  changes in the FCC's multiple ownership, alien ownership and cross-ownership policies; and

  •
  proposals to limit the tax deductibility of advertising expenses by advertisers.

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

Employees

        As of December 31, 2002, the Company employed approximately 305 full-time employees. As of such date, none of the Company's employees were represented by unions. Management believes that its relations with its employees are good.

Item 2.    Properties

        The Company's corporate headquarters is located in Miami, Florida. The types of properties required to support each of the Company's owned and operated stations include land, office space, broadcasting studios and towers where broadcasting transmitters and antenna equipment are located. The Company leases space in the building housing its corporate headquarters under a lease expiring in 2009. The land, broadcasting studios and office space of the Company's owned and operated stations are located in leased facilities with lease terms expiring at various dates through November 2023.

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

Name	Age	Position
Joaquin F. Blaya	57	Chairman of the Board and Chief Executive Officer
Jose C. Cancela	45	President and Director
Steven E. Dawson	39	Chief Financial Officer, Executive Vice President, Secretary and Director
Andrew C. Goldman	55	Executive Vice President, Business Affairs and Director
Blaine R. Decker	51	Executive Vice President, Network Sales
Adriana Grillet	49	Vice President of Promotions, Affilliate Relations and Community Affairs of Radio Unica Network, Inc.
Roy Pressman	49	Vice President, Engineering of Radio Unica Network, Inc.
Manuel Borges	34	Vice President of Finance
Thomas B. Martin	55	Director
Sidney Lapidus	63	Director
Mark Colodny	35	Director
Justin Sadrian	30	Director

        Joaquin F. Blaya.    Mr. Blaya has been Chairman of the Board of Directors and Chief Executive Officer of the Company since August 1997. From 1995 through 1996, Mr. Blaya served as the President of Solomon International Latino, the Latin American division of Solomon International Enterprises, an international telecommunications company. From 1992 through 1995, Mr. Blaya was the President, Chief Executive Officer and a member of the Board of Directors of Telemundo, the second largest U.S. Spanish-language television network. Prior to that, Mr. Blaya was employed by Univision since 1971 in various positions, the latest being President and a member of Univision's Board of Directors. In 2002, Mr. Blaya was appointed to the Broadcasting Board of Govenors ("BBG") of the United States. The BBG is an independent federal agency which supervises all United States government supported non-military international broadcasting, including the Voice of America, Radio Free Europe/Radio Liberty, Radio Free Asia, Radio and TV Marti, and WORLDNET Television.

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

        Thomas B. Martin.    Mr. Martin, a Director of the Company since November 2001, is President of Circle Advisors, Inc. a 25 year old firm specializing in executive compensation and benefits where he has been employed since 1982.

        Sidney Lapidus.    Mr. Lapidus, a Director of the Company since September 1998, is a General Partner of Warburg Pincus & Co. ("WP") and a Managing Director and Member of E.M. Warburg Pincus & Co. LLC ("EMLLC"), where he has been employed since 1967. Mr. Lapidus is also a director of Lennar Corp., Knoll, Inc., Information Holdings Inc. and several private companies.

        Mark Colodny.    Mr. Colodny, a Director of the Company since October 2002, is a Managing Director at WP, where he has been employed since 2001. From 1995 to 2001, Mr. Colodny was employed at Primedia Inc. and served as Senior Vice President of Corporate Development where he ran the mergers and acquisitions group. Mr. Colodny is also a director of several private companies.

        Justin Sadrian.    Mr. Sadrian, a Director of the Company since December 2001 is an Associate with Warburg Pincus LLC, where he has been employed since 2000. Prior to joining Warburg, he was employed at J.P. Morgan & Co. from 1995 to 1999 in their Investment Banking and Merchant Banking Groups. Mr. Sadrian is also a director of several private companies.

PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters

Market Price for Common Stock

        The Company's Common Stock has not been registered under the Securities Act of 1933 (the "Securities Act") or the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and is not listed on any national securities exchange. There is no established public trading market for the Company's Common Stock. All of the Company's outstanding shares of common stock are owned by Radio Unica Communications Corp. The Company's 11 3/4% Senior Discount Notes due 2006 and Senior Secured Revolving Credit Facility has covenants restricting among other things, the payment of dividends. For the year ended December 31, 2002, the Company did not declare nor pay any dividends.

Item 6.    Selected Financial Data

        The selected financial data set forth below as of and for the years ended December 31, 2002, 2001, 2000 1999, and 1998 have been derived from the consolidated financial statements of the Company, which were audited by Ernst & Young LLP, independent certified public accountants. The selected historical financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the notes thereto, appearing elsewhere in this annual report.

	For the year ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Net revenue	$45,691,187	$37,517,496	$30,095,711	$16,217,180	$8,218,043
Operating expenses:
Stock option compensation expense	474,591	587,525	3,162,976	19,591,106	—
LMA termination fee	—	—	—	2,000,000	—
Other	50,680,448	58,389,299	44,960,605	35,955,075	28,196,739

Loss from operations	(5,463,852)	(21,459,328)	(18,027,870)	(41,329,001)	(19,978,696)
Interest expense, net	(18,880,218)	(17,021,643)	(15,042,179)	(13,396,929)	(4,289,658)
Other	(45,329)	(4,998,144)	(2,985,917)	(20,719)	(14,867)

Loss before income taxes	(24,389,399)	(43,479,115)	(36,055,966)	(54,746,649)	(24,283,221)
Income tax benefit (expense)	—	156,071	809,448	(311,989)	2,446,745

Net loss	(24,389,399)	(43,323,044)	(35,246,518)	(55,058,638)	(21,836,476)
Accrued dividends on preferred stock	—	—	—	3,149,390	2,850,608

Net loss applicable to common shareholders	$(24,389,399)	$(43,323,044)	$(35,246,518)	$(58,208,028)	$(24,687,084)

Other Financial Data:
Depreciation and amortization	$3,100,531	$6,670,291	$6,126,862	$5,184,941	$1,696,376
EBITDA(1)	(2,363,321)	(14,789,037)	(11,901,008)	(36,144,060)	(18,282,320)
Adjusted EBITDA(2)	(1,888,730)	(14,201,512)	(8,738,032)	(14,552,954)	(18,282,320)
Balance Sheet Data (at end of period):
Cash and cash equivalents	$2,805,775	$964,042	$143,619	$2,396,044	$38,894,144
Working capital	4,319,112	6,008,738	8,677,256	5,734,986	52,867,136
Total assets	146,273,064	144,329,882	146,599,022	126,259,410	123,505,573
Due to parent, net	95,656,430	85,742,845	65,129,936	25,584,756	—
Long-term debt	159,230,551	150,059,049	132,062,425	118,025,542	105,779,128
Series A redeemable cumulative preferred stock		—	—	—	38,266,437
Stockholders' deficit	(122,193,807)	(98,278,999)	(55,543,480)	(23,459,938)	(26,303,393)

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

        The Company's performance is customarily measured by its earnings (loss) from operations plus depreciation and amortization ("EBITDA"). EBITDA is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with generally accepted accounting principles ("GAAP")), but because it is a widely accepted supplemental financial measure of a company's ability to service debt. The Company's calculation of EBITDA may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same fashion. The Company's EBITDA calculation is not intended to represent cash provided by (used in) operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

Results Of Operations

Year Ended December 31, 2002 Compared To The Year Ended December 31, 2001

        The results of operations for the year ended December 31, 2002 are not comparable to the same period in 2001 primarily due to the acquisition of MASS, which took place on April 30, 2001. Consequently, only eight months of MASS' operations are included in the results for the year ended December 31, 2001. Additionally, the Company terminated its time brokerage agreement in the San Diego market on December 31, 2001.

        NET REVENUE. Net revenue increased by approximately $8.2 million or 22% to approximately $45.7 million for the year ended December 31, 2002 from approximately $37.5 million for the year ended December 31, 2001. The increase in net revenue relates to increased network and O&Os sales of approximately $4.0 million or 13% and increased revenue generated by promotional and merchandising services associated with MASS of approximately $4.2 million or 73%.

        OPERATING EXPENSES.    Operating expenses decreased by approximately $7.8 million or 13% to approximately $51.2 million for the year ended December 31, 2002 from approximately $59.0 million for the year ended December 31, 2001. The decrease in operating expenses is due to decreased direct operating expenses of approximately $1.9 million, decreased selling, general and administrative expenses of approximately $0.7 million, decreased network expenses of approximately $4.5 million, decreased depreciation and amortization of approximately $3.6 million, decreased stock option compensation expense of approximately $0.1 million offset in part by the increase in the costs of sales associated with the operations of MASS of approximately $3.0 million.

        Direct operating expenses decreased by approximately $1.9 million or 26% to approximately $5.5 million for the year ended December 31, 2002 from approximately $7.3 million for the year ended December 31, 2001. The decrease in direct operating expenses is primarily due to decreased advertising spending in 2002, decreases in headcount at certain stations and termination of a time brokerage agreement and station operations in San Diego.

        Selling, general and administrative expenses decreased by approximately $0.7 million or 4% to approximately $18.0 million for the year ended December 31, 2002 from approximately $18.7 million for the year ended December 31, 2001. The decrease in selling, general and administrative expenses primarily relates to the termination of a time brokerage agreement and station operations in San Diego offset by the increase in general and administrative expenses associated with the growth of MASS.

        Network expenses decreased by approximately $4.5 million or 24% to approximately $14.1 million for the year ended December 31, 2002 from approximately $18.6 million for the year ended December 31, 2001. The decrease in network expenses is mainly due to a decrease in the cost of network programming, including sporting events, decreased personnel costs, and decreased spending associated with the promotion and marketing of the network.

        Corporate decreased by approximately $0.1 million or 3% to approximately $3.4 million for the year ended December 31, 2002 from approximately $3.5 million for the year ended December 31, 2001. Corporate expenses are comprised of the cost of corporate management, legal and professional fees and related expenses.

        Cost of promotions company sales increased by approximately $3.0 million or 83% to $6.6 million for the year ended December 31, 2002 from approximately $3.6 million for the year ended December 31, 2001. The increase in the cost of promotions company sales is due to the additional four months of MASS' operations in 2002.

        Depreciation and amortization decreased by approximately $3.7 million or 54% to approximately $3.1 million for the year ended December 31, 2002 from approximately $6.8 million for the year ended December 31, 2001. The decrease in depreciation and amortization is due to the fact that effective January 1, 2002 the Company ceased the amortization of goodwill and broadcast licenses with indefinite useful lives in accordance with the provisions of Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets".

        Stock option compensation expense decreased by approximately $0.1 million or 19% to approximately $0.5 million for the year ended December 31, 2002 from approximately $0.6 million for the year ended December 31, 2001. Stock option compensation expense represents a non-cash charge relating to the vesting of variable options granted to employees of the Company to purchase shares of RUCC common stock.

        OTHER INCOME (EXPENSE).    Other income (expense) decreased by approximately $2.0 million or 10% to approximately $(18.6) million for the year ended December 31, 2002 from approximately $(20.6) million for the year ended December 31, 2001. Other income (expense) for the year ended December 31, 2002 included interest income of approximately $0.3 million and interest expense of approximately $18.9 million. Interest expense primarily relates to the interest on the outstanding balance of the Senior Discount Notes. Other income (expense) for the year ended December 31, 2001 included approximately $(17.1) million in interest expense and a loss on investment in an unconsolidated company of approximately $(5.0) million.

        INCOME TAX BENEFIT.    The Company recorded no income tax benefit for the year ended December 31, 2002. In 2001 the Company recorded an income tax benefit of approximately $0.2 million which resulted from the Company's ability to utilize a portion of its net operating tax loss carryforwards to offset existing deferred tax liabilities.

        NET LOSS.    Net loss decreased by approximately $18.9 million or 44% to approximately $24.4 million for the year ended December 31, 2002 as compared to a net loss of approximately $43.3 million for the year ended December 31, 2001. The decrease in net loss is mainly the result of the increase in the Company's revenue of approximately $8.2 million, decreased operating expenses of approximately $7.8 million, decrease in loss on investment in an unconsolidated company of approximately $5.0 million, an increase in interest expense related to the Senior Discount Notes of approximately $1.8 million, a decrease in interest and other income of approximately $0.1 million and a decrease in income tax benefit of approximately $0.2 million.

        EBITDA.    EBITDA, less the non-cash charge relating to the stock option compensation expense of approximately $0.5 million and $0.6 million for the years ended December 31, 2002 and 2001, respectively, increased by approximately $12.3 million or 87% to approximately $(1.9) million for the year ended December 31, 2002 as compared to approximately $(14.2) million for the year ended December 31, 2001. EBITDA increased by approximately $12.4 million or 84% to approximately $(2.4) million for the year ended December 31, 2002 as compared to approximately $(14.8) million for the comparable period in the prior year. The increase in EBITDA is mainly a result of the increase in revenue generated by MASS, increased rates and revenue market share at the network and O&Os, and decreased operating expenses relating to the radio broadcasting business.

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

        OPERATING EXPENSES.    Operating expenses increased by approximately $10.9 million or 23% to approximately $59.0 million for the year ended December 31, 2001 from approximately $48.1 million for the year ended December 31, 2000. The increase in operating expenses is due to increased direct operating expenses of approximately $0.4 million, increased selling, general and administrative expenses of approximately $3.2 million, increased network expenses of approximately $5.6 million, increased depreciation and amortization of approximately $0.6 million and costs of sales associated with the operations of MASS of approximately $3.6 million, offset in part by a decrease in stock option compensation expense of $2.6 million.

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

        Cost of promotions company sales of approximately $3.6 million for the year ended December 31, 2001 relates to the cost of promotional and merchandising services incurred by MASS for its clients.

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

        NET LOSS.    Net loss increased by approximately $8.1 million or 23% to approximately $43.3 million for the year ended December 31, 2001 as compared to a net loss of approximately $35.2 million for the year ended December 31, 2000. The increase in net loss is mainly the result of the loss on the investment in an unconsolidated company, increased costs of network programming, including sporting events, increased costs associated with the promotion and marketing of the Company's network and O&Os, costs related to the termination of an employment contract, increased depreciation and amortization resulting from the increase in the number of and buildout of O&Os, increased interest on the outstanding balance of the Senior Discount Notes, partially offset by the increase in net revenue and the reduction of non-cash stock option compensation expense.

        EBITDA.    EBITDA, less the non-cash charge relating to the stock option compensation expense of approximately $0.6 million and $3.2 million for the years ended December 31, 2001 and 2000, respectively, decreased by approximately $5.5 million or 63% to approximately $(14.2) million for the year ended December 31, 2001 as compared to approximately $(8.7) million for the year ended December 31, 2000. EBITDA decreased by approximately $2.9 million or 24% to approximately $(14.8) million for the year ended December 31, 2001 as compared to approximately $(11.9) million for the comparable period in the prior year. The decrease in EBITDA is mainly a result of the increased costs of network programming, including sporting events, increased costs associated with the promotion and marketing of the Company's network and O&O's, and costs related to the termination of an employment contract, partially offset by the increase in net revenue and the reduction in non-cash stock option compensation expense.

Liquidity And Capital Resources

        Net cash used in operating activities decreased by approximately $7.6 million to approximately $3.1 million for the year ended December 31, 2002 as compared to approximately $10.7 million for the year ended December 31, 2001. Net cash used in investing activities was approximately $3.0 million and $9.1 million for the years ended December 31, 2002 and 2001, respectively. The decrease of $6.1 million from 2001 to 2002 is primarily due to a decrease in the acquisition of property and equipment during 2002 and the acquisition of MASS and the investment in unconsolidated companies during 2001. Net cash used in provided by financing activities was $8.0 million and $20.6 million for the years ended December 31, 2002 and 2001, respectively. The decrease of approximately $12.6 million is due to a decrease of approximately $10.7 million in advances received from RUCC, deferred financing costs incurred in connection with the Revolving Credit Facility of approximately $0.9 million and the repayment of notes issued in connection with the acquisition of MASS of approximately $1.0 million.

        Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $3.0 million and $3.9 million for the years ended December 31, 2002 and 2001, respectively.

        The Company believes that its current cash on hand and its borrowing availability under its Revolving Credit Facility, will at a minimum provide adequate resources to fund the Company's operating expenses, debt service, working capital requirements and capital expenditures for the next year.

        The Company through its financial advisor, CIBC World Markets Corp. ("CIBC") is currently in discussions with representatives of the Senior Discount Notes (the "Notes") in order to restructure the terms of the Notes. In addition, the Company through CIBC is in discussions with several potential investors to secure additional equity financing. There can be no assurance that the Company will be able to restructure its Notes or secure additional equity financing. In connection with the above mentioned efforts the Company has incurred approximately $750,000 in fees through December 31, 2002. These fees are included in the balance sheet at December 31, 2002 in prepaid expenses and other currents assets. If the Company is successful in its efforts to restructure its Notes, the fees paid will be capitalized and amortized accordingly. If the Company is sucessful in its efforts to raise equity, the fees paid will be recorded as a reduction of the equity proceeds. If the Company is unsuccessful in its efforts to restructure its Notes or raise equity, the fees paid will be expensed.

        If the Company is unable to generate sufficient cash flow, is unable to restructure its Notes, or secure additional equity financing, it may have to adopt one or more alternatives after 2003, such as reducing or delaying planned capital expenditures or selling assets. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all.

        The known impact on future operating results related to the Notes will be annual interest payments and expense through August 1, 2006 as follows:

Year Ended December 31,	(in millions)
2003	$18.6
2004	$18.6
2005	$18.6
2006	$10.8

        On February 28, 2003, in accordance with the terms of the Notes, the Company made its scheduled interest payment of approximately $9.3 million.

        On March 6, 2003, the Company borrowed $10 million under its Revolving Credit Facility.

Application of Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. In general, we base our estimates on historical experience, on information from third party professionals and on various other assumptions that we believe are reasonable under the facts and circumstances. We continually evaluate our accounting policies and estimates we use to prepare our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        We have identified the accounting policies below as critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations is discussed throughout Management's Discussion and Analysis of Financial Condition and Results of Operations where these policies affect our reported and expected financial results. Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and are sufficiently sensitive to result in materially different results under different assumptions and conditions. The discussion below is not intended to be a comprehensive list of our accounting policies. For a detailed discussion on the application of these and other accounting policies, see Note 2 in the Notes to Consolidated Financial Statements. The following are our critical accounting policies.

Revenue Recognition

        Revenue is derived primarily from the sale of commercial announcements to local, national and network advertisers. Revenue for these activities is recognized as commercials are broadcast. Revenue from promotional and merchandising services is recognized when the promotional and/or merchandising services are performed.

Concentration of Credit Risk and Trade Receivables

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have cash balances in excess of the FDIC insurance limits. As of December 31, 2002, substantially all cash balances are maintained in two financial institutions. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents and has not experienced any losses in these accounts.

        The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at original invoice amount less an estimate made for uncollectible amounts. The Company evaluates the collectibility of its trade receivables based on a combination of factors. In circumstances where it is aware of a specific customer's inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for doubtful receivables based on historical experience of bad debts as a percent of revenues, adjusted for relative improvements or deteriorations in the trade receivable agings and changes in current economic conditions. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

Income Taxes

        The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes". Deferred tax assets and liabilities are determined based upon differences between the financial statements and income tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will not be realized.

Estimated Fair Value of Financial Instruments

        The Company's financial instruments of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration to maturity. The fair value of the long-term debt is based on quoted market prices. At December 31, 2002 and 2001, the fair value of the Senior Discount Notes was approximately $82.2 million and $75.1 million respectively.

Goodwill and Other Intangible Assets

        Effective January 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if indicators of impairment arise.

        For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit's fair value. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit's carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit's goodwill, an impairment charge is recorded for the difference.

        Similarly, the impairment evaluation for indefinite life intangible assets includes a comparison of the asset's carrying value to the asset's fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In each reporting period, the Company also evaluates the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. The Company has determined that its broadcast licenses have indefinite lives.

Long-Lived Assets, including Intangibles Subject to Amortization

        Intangible assets subject to amortization are amortized on a straight-line method over their estimated useful lives. Deferred debt financing costs are amortized over the life of the related indebtedness using a method that approximates the effective interest method.

        Changes in circumstances, such as the passage of new laws or changes in regulations, technological advances or changes to the Company's business strategy, could result in the actual useful lives differing from initial estimates. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments or mandated regulatory requirements could result in shortened useful lives. In those cases where the Company determines that the useful life of a long-lived asset should be revised, the Company will amortize or depreciate the net book value in excess of the estimated residual value over its revised remaining useful life.

        Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. Management has determined that no impairment of long-lived assets currently exists.

Recent Accounting Pronouncements

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company beginning January 1, 2003. Management does not expect that adoption of this standard will have a material impact on the Company's financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company is required to implement SFAS No. 145 on January 1, 2003. The Company does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company is required to implement SFAS No. 146 on January 1, 2003 for transactions that occur after December 31, 2002. The Company does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Company adopted the disclosure provisions required under SFAS No. 148 effective December 31, 2002.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

        The Company is subject to interest rate risk on the interest on borrowings under the Revolving Credit Facility. As of December 31, 2002 there were no amounts outstanding under the credit facility.

Item 8. Financial Statements and Supplemental Data

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
Radio Unica Corp.

        We have audited the accompanying consolidated balance sheets of Radio Unica Corp. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in stockholder's deficit and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the consolidated financial statement schedule listed in the Index of Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Radio Unica Corp. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

        As discussed in Note 7 to the consolidated financial statements effective, January 1, 2002, the Company changed its method of accounting for goodwill, broadcast licenses and other intangible assets to conform to Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

                        /s/ Ernst & Young LLP

Miami, Florida
February 19, 2003

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$2,805,775	$964,042
Accounts receivable, net of allowance for doubtful accounts of $1,148,228 and $1,253,425 at December 31, 2002 and 2001, respectively	9,494,925	10,251,340
Prepaid expenses and other current assets	2,251,029	1,541,874
Assets held for sale	2,925,554	—

Total current assets	17,477,283	12,757,256
Property and equipment, net	23,071,043	23,971,415
Broadcast licenses, net of accumulated amortization of $10,210,423 and $10,336,623 at December 31, 2002 and 2001, respectively	96,433,935	98,200,730
Other intangible assets, net	8,971,849	9,055,938
Other assets	318,954	344,543

	$146,273,064	$144,329,882

LIABILITIES AND STOCKHOLDER'S DEFICIT
Current liabilities:
Accounts payable	$1,295,971	$2,216,655
Accrued expenses	2,827,704	2,887,929
Interest payable	7,784,537	—
Deferred revenue	608,218	658,943
Current portion of notes payable	641,741	984,991

Total current liabilities	13,158,171	6,748,518
Other liabilities	75,000	55,000
Notes payable	500,810	1,139,276
Deferred taxes	988,460	988,460
Due to parent, net	95,656,430	85,742,845
Senior discount notes	158,088,000	147,934,782
Commitments and contingencies
Stockholder's deficit:
Common stock; $.01 par value; 1,000 shares authorized; 100 shares issued and outstanding	1	1
Additional paid in capital	59,612,074	59,612,074
Deferred compensation expense	(96,226)	(570,817)
Accumulated deficit	(181,709,656)	(157,320,257)

Total stockholder's deficit	(122,193,807)	(98,278,999)

	$146,273,064	$144,329,882

The accompanying notes are an integral part of these consolidated financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2002	2001	2000
Net revenue	$45,691,187	$37,517,496	$30,095,711
Operating expenses:
Direct operating	5,451,626	7,323,190	6,858,971
Selling, general and administrative	17,999,246	18,673,947	15,487,676
Network	14,076,230	18,571,644	12,993,178
Corporate	3,412,615	3,522,911	3,493,918
Cost of promotions company sales	6,640,200	3,627,316
Depreciation and amortization	3,100,531	6,670,291	6,126,862
Stock option compensation	474,591	587,525	3,162,976

	51,155,039	58,976,824	48,123,581

Loss from operations	(5,463,852)	(21,459,328)	(18,027,870)
Other income (expense):
Interest expense	(18,889,231)	(17,051,548)	(15,146,458)
Interest income	9,013	29,905	104,279
Loss on investments in unconsolidated companies	—	(5,008,160)	(3,008,000)
Other, net	(45,329)	10,016	22,083

	(18,925,547)	(22,019,787)	(18,028,096)

Loss before income taxes	(24,389,399)	(43,479,115)	(36,055,966)
Income tax benefit	—	156,071	809,448

Net loss	$(24,389,399)	$(43,323,044)	$(35,246,518)

Net loss per common share applicable to common stockholders — basic and diluted	$(243,894)	$(433,230)	$(352,465)

Weighted average common shares outstanding — basic and diluted	100	100	100

The accompanying notes are an integral part of these consolidated financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock
			Additional Paid-in capital (Deficiency)
	Shares	Amount		Deferred Compensation Expense	Accumulated Deficit	Total
Balance at December 31, 1999	100	$1	$59,556,278	$(4,265,522)	$(78,750,695)	$(23,459,938)
Stock option compensation expense	—	—	—	3,162,976	—	3,162,976
Net loss	—	—	—	—	(35,246,518)	(35,246,518)

Balance at December 31, 2000	100	1	59,556,278	(1,102,546)	(113,997,213)	(55,543,480)
Stock option compensation expense	—	—	—	587,525	—	587,525
Deferred compensation expense	—	—	55,796	(55,796)	—	—
Net loss	—	—	—	—	(43,323,044)	(43,323,044)

Balance at December 31, 2001	100	1	59,612,074	(570,817)	(157,320,257)	(98,278,999)
Stock option compensation expense	—	—	—	474,591	—	474,591
Net loss	—	—	—	—	(24,389,399)	(24,389,399)

Balance at December 31, 2002	100	$1	$59,612,074	$(96,226)	$(181,709,656)	$(122,193,807)

The accompanying notes are an integral part of these consolidated financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2002	2001	2000
Operating activities
Net loss	$(24,389,399)	$(43,323,044)	$(35,246,518)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,100,531	6,670,291	6,126,862
Provision for bad debt	(105,197)	409,164	569,019
Loss on investments in unconsolidated companies	—	5,008,160	3,008,000
Accretion of interest on senior discount notes	10,153,218	15,962,281	14,239,937
Amortization of deferred financing costs	777,688	816,898	770,832
Stock option compensation expense	474,591	587,525	3,162,976
Deferred income taxes	—	(156,071)	(809,448)
Amortization of deferred revenue	(159,435)	—	(822,350)
Other	—	(387,340)	(284,500)
Change in assets and liabilities:
Accounts receivable	861,612	(793,461)	(3,543,929)
Prepaid expenses and other current assets	(709,155)	3,116,541	(1,718,978)
Other assets	(23,889)	301,723	(222,454)
Accounts payable	(920,685)	1,171,569	(930,895)
Accrued expenses	(60,225)	(256,336)	(246,216)
Interest payable	7,784,537	—	—
Deferred revenue	108,710	173,165	—
Deposit payable	20,000	55,000	—

Net cash used in operating activities	(3,087,098)	(10,643,935)	(15,947,662)

Investing activities
Acquisition of property and equipment	(3,047,160)	(3,922,225)	(3,595,804)
Restricted cash-escrow account	—	—	305,000
Acquisition of radio stations	—	—	(16,391,241)
Investment in unconsolidated companies	—	(3,503,260)	(3,512,900)
Acquisition of promotion company, net of cash received	—	(1,673,473)	—

Net cash used in investing activities	(3,047,160)	(9,098,958)	(23,194,945)

Financing activities
Intercompany payable, net	9,913,585	20,612,909	37,045,182
Deferred financing costs	(955,878)	—	—
Proceeds from issuance of Series A redeemable cumulative preferred stock and common stock	—	—	—
Repayment on note payable issued in connection with the acquisition of KIQI-AM San Francisco	—	—	(155,000)
Borrowings under the revolving credit facility	—	3,503,260
Repayments of notes payable and revolving credit facility	(981,716)	(3,552,853)	—

Net cash provided by financing activities	7,975,991	20,563,316	36,890,182

Net increase (decrease) in cash and cash equivalents	1,841,733	820,423	(2,252,425)
Cash and cash equivalents at beginning of year	964,042	143,619	2,396,044

Cash and cash equivalents at end of year	2,805,775	$964,042	$143,619

Supplemental disclosures of cash flow information:
Issuance of note payable in connection with acquisition of promotion company	$—	$2,078,561	$—

Investment in unconsolidated company in exchange for advertising	$—	$—	$1,000,000

Reclassification of other assets to broadcast license and property and equipment upon the consummation of the acquisitions of radio stations	$—	$—	$4,678,322

Reclassification of broadcast license and property and equipment to assets held for sale	$2,925,554	$—	$—

Cash paid for interest	$76,933	$152,212	$215,614

The accompanying notes are an integral part of these consolidated financial statements.

Radio Unica Corp.
Notes to Consolidated Financial Statements

1.    Organization and Presentation

        Radio Unica Corp (the "Company"), a wholly owned subsidiary of Radio Unica Communications Corp ("RUCC"), through its subsidiaries owns and/or operates 15 spanish-language radio stations serving 14 markets throughout the United States. The Company was formed for the purpose of producing, broadcasting and distributing Spanish language radio programming in the United States. The Company launched its network on January 5, 1998 and began broadcasting programming to radio broadcast stations that it operates and to affiliated stations in the United States and abroad.

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

Goodwill and Indefinite Life Intangible Assets

        Effective January 1, 2002, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if indicators of impairment arise.

        For goodwill, the impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit's fair value. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit's carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit's goodwill, an impairment charge is recorded for the difference.

        Similarly, the impairment evaluation for indefinite life intangible assets includes a comparison of the asset's carrying value to the asset's fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. In each reporting period, the Company also evaluates the remaining useful life of an intangible asset that is not being amortized to determine whether events and circumstances continue to support an indefinite useful life. If an intangible asset that is not being amortized is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets subject to amortization. The Company has determined that its broadcast licenses have indefinite lives.

Long-lived assets, including Intangibles Subject to Amortization

        Intangible assets subject to amortization are amortized on a straight-line method over their estimated useful lives. Deferred debt financing costs are amortized over the life of the related indebtedness using a method that approximates the effective interest method.

        Changes in circumstances, such as the passage of new laws or changes in regulations, technological advances or changes to the Company's business strategy, could result in the actual useful lives differing from initial estimates. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments or mandated regulatory requirements could result in shortened useful lives. In those cases where the Company determines that the useful life of a long-lived asset should be revised, the Company will amortize or depreciate the net book value in excess of the estimated residual value over its revised remaining useful life.

        Long-lived assets are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. Management has determined that no impairment of long-lived assets currently exists.

Revenue Recognition

        Revenue is derived primarily from the sale of commercial announcements to local, national and network advertisers. Revenue for these activities is recognized as commercials are broadcast. Revenue from promotional and merchandising services is recognized when the promotional and/or merchandising services are performed.

Advertising Costs

        The Company incurs various marketing and promotional costs to increase and maintain listenership. These costs are charged to expense as incurred and for the years ended December 31, 2002, 2001 and 2000 were approximately $2.1 million, $4.5 million and $2.5 million, respectively.

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

Concentration of Credit Risk and Trade Receivables

        The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. The Company from time to time may have cash balances in excess of the FDIC insurance limits. As of December 31, 2002, substantially all cash balances are maintained in two financial institutions. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents and has not experienced any losses in these accounts.

        The Company routinely assesses the financial strength of its customers and, as a consequence, believes that its trade receivable credit risk exposure is limited. Trade receivables are carried at original invoice amount less an estimate made for uncollectible amounts. The Company evaluates the collectibility of its trade receivables based on a combination of factors. In circumstances where it is aware of a specific customer's inability to meet its financial obligations, it records a specific reserve to reduce the amounts recorded to what it believes will be collected. For all other customers, it recognizes reserves for doubtful receivables based on historical experience of bad debts as a percent of revenues, adjusted for relative improvements or deteriorations in the trade receivable agings and changes in current economic conditions. Recoveries of trade receivables previously written off are recorded when received. No interest is charged on customer accounts.

Off-Balance Sheet Financings and Liabilities

        Other than lease commitments and legal contingencies incurred in the normal course of business, the Company does not have any off-balance sheet financing arrangements or liabilities. The Company does not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

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

Estimated Fair Value of Financial Instruments

        The Company's financial instruments of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses approximate fair value because of their short duration to maturity. The fair value of the long-term debt is based on quoted market prices. At December 31, 2002 and 2001, the fair value of the Senior Discount Notes was approximately $82.2 million and $75.1 million respectively.

Use of Estimates

        The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Accordingly, actual results could differ from those reported.

Business Segments

        Pursuant to SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. The Company classified its businesses into two reporting segments: radio-broadcasting and promotion services. The radio-broadcasting segment includes the operations of the Company's radio network, the operations of all owned and/or operated radio stations and corporate expenses. The promotion services segment includes the operations of the Company's marketing and promotions business. The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and operating income (loss) before depreciation and amortization, and stock option compensation expense ("EBITDA before Stock Option Compensation Expense").

Loss Per Share

        Basic loss per share is calculated using the weighted average common shares outstanding during the periods. Common equivalent shares from stock options, using the treasury stock method, are also included in the diluted per share calculations unless their effect of inclusion would be antidilutive. The Company did not include any stock options in the calculation of diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, since their inclusion would be antidilutive. For the years ended December 31, 2002, 2001 and 2000 there was no difference between the basic and diluted loss per share calculations.

Subsidiary Guarantors

        Audited financial information of subsidiary guarantors has been omitted because the Company has no independent assets or operations and all of the Company's subsidiaries guarantee the Senior Discount Notes.

Reclassification

        Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with the 2002 presentation.

Recent Accounting Pronouncements

        In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for the Company beginning January 1, 2003. Management does not expect that adoption of this standard will have a material impact on the Company's financial statements.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement eliminates the required classification of gain or loss on extinguishment of debt as an extraordinary item of income and states that such gain or loss be evaluated for extraordinary classification under the criteria of Accounting Principles Board Opinion No. 30, "Reporting Results of Operations." This statement also requires sale-leaseback accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions, and makes various other technical corrections to existing pronouncements. The Company is required to implement SFAS No. 145 on January 1, 2003. The Company does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than the date of an entity's commitment to an exit plan. The Company is required to implement SFAS No. 146 on January 1, 2003 for transactions that occur after December 31, 2002. The Company does not expect this statement to have a material impact on the Company's consolidated financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years and interim periods ending after December 15, 2002. SFAS No. 148 does not amend SFAS 123 to require companies to account for employee stock options using the fair value method. The Company adopted the disclosure provisions required under SFAS No. 148 effective December 31, 2002. See Note 10 for a decription of the Company's stock based compensation plan.

        The Company accounts for stock options issued to employees and directors using the intrinsic-value method as outlined under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and related interpretations. Stock options issued to non-employees for services, are accounted for using the fair value method in accordance with the provisions of Emerging Issues Task Force No. 96-18 ("EITF 96-18") "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value method at the grant dates for awards under the stock option plan consistent with the method of SFAS No. 123, the Company's pro forma net loss and loss per share would be as follows:

	Year ended December 31,
	2002	2001	2000
Net loss, as reported	$(24,389,399)	$(43,323,043)	$(35,246,518)
Deduct:
Stock based compensation expense determined under fair value based method	3,248,533	3,080,758	2,909,929

Net loss, pro forma	$(27,637,932)	$(46,403,801)	$(38,156,447)

Net loss per share basic and diluted
As reported	$(243,894)	$(433,230)	$(352,465)

Pro forma	$(276,379)	$(464,038)	$(381,564)

        The weighted average per share fair values of options granted under the stock option plan during 2002, 2001 and 2000, based on the Black-Scholes option valuation model, were $0.71, $2.84 and $6.56 respectively.

	December 31,
	2002	2001	2000
Expected life	10 years	10 years	10 years
Interest rate	4.00%	5.00%	6.50%
Volatility	214%	240%	310%
Dividend yield	—	—	—

        The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input assumptions can materially affect the fair value estimate, the existing models, in management's opinion, do not necessarily provide a reliable single measure of the fair value RUCC's stock options.

3.    Acquisitions and Dispositions

2002 Disposition

        On November 20, 2002, the Company entered into an asset purchase agreement with NRC Broadcasting, Inc. to sell certain assets of radio station KCUV-AM approximately $3.3 million in cash. On February 11, 2003, after receiving Federal Communications Commission ("FCC") consent to assign the broadcasting license, the Company completed the sale. The gain on the sale of KCUV-AM was approximately $230,000 and was recorded in February 2003. At December 31, 2002, the assets included in the asset purchase agreement were classified as assets held for sale in the accompanying consolidated balance sheet.

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

April 30, 2003	625,000
April 30, 2004	500,000

$1,125,000

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

        The pro forma unaudited results of operations of the Company for the years ended December 31, 2001 and 2000 assuming this acquisition had been consummated as of January 1, 2000 are as follows:

	For the year ended December 31,
	2001	2000
	(Unaudited)
Net revenue	$40,433,419	$39,602,276

Net loss	$(42,934,927)	$(34,270,041)

Net loss per common share—basic and diluted	$(429,349)	$(342,700)

2000 Acquisitions

        On October 18, 1999, the Company entered into an asset purchase agreement with Den-Mex LLC to acquire Denver radio station KCUV-AM for a cash purchase price of $2.7 million. On January 3, 2000, after receiving the consent of the FCC to assign the broadcasting license, the Company completed the acquisition. At December 31, 2002 the assets included in the asset purchase agreement were classified as assets held for sale in the accompanying consolidated balance sheet.

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

        On December 17, 1998, in order to satisfy certain obligations of the Company under a Registration Rights Agreement, dated July 22, 1998, between the Company, CIBC Oppenheimer Corp. and Bear, Stearns & Co. Inc., the Company completed the registration of the Old Notes and exchanged the Old Notes for newly issued 11 3/4% Senior Discount Notes Series B due 2006 (the "Notes").

        The form and terms of the Notes are substantially the same as the Old Notes, except that the Notes have been registered under the Securities Act of 1933, as amended (the "Securities Act"), and hence are not subject to certain transfer restrictions, registration rights and related liquidated damages provisions applicable to the Old Notes. The Notes evidence the same debt as the Old Notes and are entitled to the benefits of the Indenture. The Indenture provides for the issuance of both the Old Notes and the Notes.

        The Company through its financial advisor, CIBC World Markets Corp. ("CIBC") is currently in discussions with representatives of the Notes in order to restructure the terms of the Notes. In addition, the Company through CIBC is in discussions with several potential investors to secure additional equity financing. There can be no assurance that the Company will be able to restructure its Notes or secure additional equity financing. In connection with above mentioned efforts the Company has incurred approximately $750,000 in fees through December 31, 2002. These fees are included in the balance sheet at December 31, 2002 in prepaid expenses and other currents assets. If the Company is successful in its efforts to restructure its Notes the fees paid will be capitalized and amortized accordingly. If the Company is successful in its efforts to raise equity, the fees paid will be recorded as a reduction of the equity proceeds. If the Company is unsuccessful in its efforts to restructure its Notes or raise equity the fees paid will be expensed.

        On February 28, 2003, in accordance with the terms of the Notes, the Company made its scheduled interest payment of approximately $9.3 million.

Senior Secured Revolving Credit Facility

        On June 25, 2002, the Company, and all its subsidiaries (collectively "RUC") entered into a credit agreement for a senior secured revolving credit facility (the "Revolving Credit Facility") providing for up to $20 million of availability with General Electric Capital Corporation ("GECC"). The Revolving Credit Facility will mature on February 1, 2006. Amounts outstanding under the Revolving Credit Facility bear interest at a rate of either (i) the Index Rate (as defined) plus 2.5% or (ii) LIBOR plus 3.5%. The obligations under the Revolving Credit Facility are guaranteed by the Company and secured by substantially all the assets of the Company and by all the assets and stock of RUC. RUC will pay certain fees in connection with the Revolving Credit Facility, including an Unused Line Fee (as defined) ranging between 0.50% and 0.75% annually on the aggregate unused portion of the Revolving Credit Facility. RUC may use the borrowings available under the Revolving Credit Facility for working capital, general corporate needs, to provide funds for future Permitted Acquisitions (as defined), for capital expenditures, to pay interest, and to the extent permitted by the agreement, for Permitted Senior Note Repurchases (as defined).

        The Revolving Credit Facility contains certain financial and operational covenants and customary events of default, including, among others, payment defaults and default in the performance of other covenants, breach of representations or warranties, cross-default to other indebtedness, certain bankruptcy or ERISA defaults, the entry of certain judgments against the Company or any subsidiary, and any security interest or guarantee that ceases to be in effect. The Revolving Credit Facility also provides that an event of default will occur upon the occurrence of a Change of Control (as defined).

        At December 31, 2002 the Company was in violation of its Capital Expenditure covenant (as defined) of $3.0 million for the year ended December 31, 2002 by approximately $47,000. The Company received a waiver for the violation of this covenant on February 28, 2003.

        On March 6, 2003, the Company borrowed $10 million under its Revolving Credit Facility.

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

46

5.    Investments, continued

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

6.    Property and Equipment

        Property and equipment consists of the following:

		December 31,
	Useful Lives (Years)
		2002	2001
Land	—	$3,453,684	$4,029,553
Building	30	2,151,996	2,163,710
Broadcast equipment	7	20,192,381	18,150,983
Leasehold improvements	10	2,518,151	2,528,711
Office equipment, computers & software	3-5	2,570,124	2,340,005
Furniture & fixtures	5	1,181,112	1,274,669
Automobiles	5	559,953	531,702

		32,627,401	31,019,333
Less: Accumulated depreciation and amortization		9,556,358	7,047,918

		$23,071,043	$23,971,415

        Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $2,800,303, $2,577,152, and $2,156,544, respectively.

7.    Other Intangible Assets

        Other intangible assets consist of the following:

		December 31,
	Useful Lives (Years)
		2002	2001
Goodwill	—	$5,825,325	$5,825,325
Less: Accumulated amortization		538,340	538,340

		5,286,985	5,286,985

Deferred financing costs	4-8	6,550,492	5,600,000
Covenants not to compete	1-5	2,350,281	2,350,281

		8,900,773	7,950,281
Less: Accumulated amortization		5,215,909	4,181,328

		3,684,864	3,768,953

Total other intangible assets		$8,971,849	$9,055,938

        Amortization expense for other intangible assets for the years ended December 31, 2002, 2001 and 2000 was $264,704, $1,214,964 and $1,382,124, respectively. Amortization expense for the deferred financing costs for the years ended December 31, 2002, 2001 and 2000 was $777,688, $815,277 and $770,832, respectively.

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

	2002	2001	2000
Net loss as reported	$(24,389,399)	$(43,323,043)	$(35,246,518)
Goodwill and broadcast licenses amortization	—	3,825,771	3,358,833

Net loss as adjusted	$(24,389,399)	$(39,497,272)	$(31,887,685)

Net loss per common share — basic and diluted
As reported	$(243,894)	$(433,230)	$(352,465)

As adjusted	$(243,894)	$(394,973)	$(318,877)

        Effective January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 superseded SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual

and Infrequently Occurring Events and Transactions", for the disposal of a segment of a business. SFAS No. 144 also amended Accounting Research Bulletin No. 51, "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. Consistent with SFAS No. 121, SFAS No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. Our adoption of SFAS No. 144 did not have an effect on our consolidated financial statements.

8.    Income Taxes

Historical

        The components of the income tax benefit benefit are as follows:

	Year ended December 31,
	2002	2001	2000
Deferred	$—	$156,071	$809,448

	$—	$156,071	$809,448

        The differences between the federal statutory income tax and the effective income tax rate are summarized below:

	Year ended December 31,
	2002	2001	2000
Tax benefit at federal statutory rate	$8,697,299	$15,217,690	$12,619,588
State income tax benefit, net of federal benefit	1,216,342	2,147,991	1,515,715
Permanent differences	(338,974)	(335,899)	(1,248,781)
Other	(206,238)	178,768	(135,208)
Increase in valuation allowance	(9,368,429)	(17,052,479)	(11,941,866)

	$—	$156,071	$809,448

        Deferred income taxes reflect the tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	Year ended December 31,
	2002	2001
Deferred tax assets:
Net operating loss carryfowards	$71,504,916	$58,387,561
Other	898,117	908,286

	72,403,033	59,295,847
Valuation allowance	(60,455,284)	(51,086,855)

Total deferred tax assets	11,947,749	8,208,992
Deferred tax liabilities:
Depreciation and amortization	(12,692,430)	(9,163,211)
Other	(243,779)	(34,241)

	(12,936,209)	(9,197,452)

Total net deferred taxes	$(988,460)	$(988,460)

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

9.    Preferred Stock

        RUCC has 5,000,000 authorized shares of Preferred Stock (the "Preferred Stock"), $.01 par value, of which no shares were issued and outstanding at December 31, 2002 and 2001.

10.  Stock Option Plan

        On June 30, 1998, RUCC adopted the 1998 Stock Option Plan ("the Plan") which provides for the granting of stock options to purchase shares of RUCC's common stock to the Company's officers, directors, and key employees responsible for the direction and management of the Company and to non-employee consultants and independent contractors. At that time RUCC reserved 6,200,000 shares of its common stock for issuance under the Plan. On July 6, 1999, RUCC amended the plan to reduce the number of shares to be reserved for issuance under the Plan to 5,000,000 shares. The vesting period and the terms of the stock options granted are established by a Committee of the Board of Directors of RUCC (the Committee). The stock options expire no later than ten years from the date of grant.

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

2002

        During 2002, RUCC granted options to purchase 63,500 shares of the RUCC's common stock. Of these options 56,000 were granted to employees and 3,500 were granted to non-employees. All of the options granted vest ratably over time. The exercise price of the 63,500 options range from $0.61 to $1.09 per share, the fair market value at the date of grant. As a result, no compensation expense has been recognized on the options issued to officers, directors and employees under the provisions of APB Opinion No. 25.

        Pursuant to EITF 96-18, the Company recognized compensation expense for all non-employee options, in the amount of approximately $25,000, $33,000 and $129,000 in 2002, 2001 and 2000, respectively, which is included in stock option compensation expense in the accompanying statements of operations.

10. Stock Option Plan, (Continued)

        Plan activity for 2002, 2001 and 2000 is as follows:

	Year ended December 31,
	2002		2001		2000
	Option	Weighted Average Exercise Price	Option	Weighted Average Exercise Price	Option	Weighted Average Exercise Price
Outstanding at beginning of year	5,464,796	$5.54	4,714,361	$6.50	4,634,525	$6.75
Granted	63,500	0.71	1,219,933	2.84	528,600	7.35
Exercised	—	—	(130,054)	0.36	(183,510)	0.71
Cancelled	(372,305)	7.39	(339,444)	11.13	(265,254)	15.73

Outstanding at end of year	5,155,991	$5.34	5,464,796	$5.54	4,714,361	$6.50

Options exercisable at year-end	3,822,633	$4.98	3,261,116	$4.20	2,934,477	$2.70

        The following table summarizes information about stock options outstanding at December 31, 2002:

Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life
Exercise Price Range	Number Outstanding		Weighted Average Exercise Price	Number exercisable	Weighted Average Exercise Price
$0.03-$1.72	2,501,756	3.66	$0.59	2,419,516	$0.58
$2.89-$5.88	1,281,658	8.35	$3.41	383,484	$3.76
$9.88-$11.50	59,000	7.20	$10.97	31,000	$10.93
$16.00-$30.50	1,313,577	6.80	$16.03	988,633	$16.03

11. 401(k) Plan

        The Company has a retirement plan for its employees that is qualified under Section 401(k) of the Internal Revenue Code. The Company makes matching cash contribution based on a percentage of eligible employee compensation deferrals. For the years ended December 31, 2002, 2001 and 2000, the aggregate contribution to the plan was approximately $165,000, $187,000 and $165,000, respectively.

12. Commitments and Contingencies

Radio Broadcasting Rights

        The Company has entered into Radio Broadcasting Rights Agreements ("Rights Agreements") for several soccer events including Copa America 2004, and Copa Oro 2002, 2003 and 2005 and the United States National Soccer Team matches for 2003-2006 (collectively the "Soccer Events"). The Rights Agreements grant the Company exclusive Spanish-language radio broadcast rights in the United States of America for the Soccer Events.

        At December 31, 2002, future minimum obligations under the Rights Agreements are as follows:

2003	$1,350,000
2004	605,000
2005	610,250
2006	615,793

$3,181,043

Leases

        The Company leases office space, land, broadcasting studios and certain equipment under operating leases, which expire at various dates through December 2023. Certain leases contain renewal options and provide for base rental payments plus escalation charges for real estate taxes and operating expenses.

        At December 31, 2002, future minimum lease payments under such leases are as follows:

2003	$1,424,102
2004	1,325,262
2005	1,169,036
2006	1,201,885
2007	1,083,235
Thereafter	2,339,637

$8,543,157

        Total rent expense for the years ended December 31, 2002, 2001 and 2000 was approximately $1,820,000, $1,580,000, and $1,450,000 respectively.

        The Company is subject to legal proceedings and other claims which have arisen in the ordinary course of its business and have not been fully adjudicated. These actions, when ultimately concluded, will not, in the opinion of management, have a material adverse effect upon the financial position, results of operations or liquidity of the Company.

13. Segment Operating Results

        Pursuant to the provisions of SFAS No. 131, "Disclosure About Segments of a Business Enterprise and Related Information", the Company is required to report segment information. The Company classified its businesses into two reporting segments: radio broadcasting and promotion services. The radio broadcasting segment includes the operations of the Company's radio network, the operations of all owned and/or operated radio stations and corporate expenses. The promotion services segment includes the operations of the Company's marketing and promotions business. The Company evaluates performance based on several factors, of which the primary financial measures are business segment net revenue, operating income (loss) and earnings (loss) from operations plus depreciation and amortization and stock option compensation expense ("EBITDA before Stock Option Compensation Expense").

        Prior to the acquisition of the promotion services business in 2001, as described in Note 4, the Company operated in one segment.

        Results by segment are as follows:

	Year Ended December 31,
	2002	2001
Net revenue
Radio broadcasting	$35,777,970	$31,796,552
Promotion services	9,913,217	5,720,944

Consolidated	$45,691,187	$37,517,496

Operating income (loss)
Radio broadcasting	$(6,119,902)	$(22,147,349)
Promotion services	656,050	688,021

Consolidated	$(5,463,852)	$(21,459,328)

EBITDA before stock option compensation expense
Radio broadcasting	$(2,774,875)	$(15,069,994)
Promotion services	886,145	868,482

Consolidated	$(1,888,730)	$(14,201,512)

Total assets
Radio broadcasting	$139,651,752	$138,783,335
Promotion services	6,621,312	5,546,547

Consolidated	$146,273,064	$144,329,882

        EBITDA before Stock Option Compensation Expense is presented not as an alternative measure of operating results or cash flow from operations (as determined in accordance with Generally Accepted Accounting Principles ("GAAP")), but because it is a widely accepted supplemental financial measure of a company's ability to service debt. The Company's calculation of EBITDA Before Stock Option Compensation Expense may not be comparable to similarly titled measures reported by other companies since all companies do not calculate this non-GAAP measure in the same manner. The Company's EBITDA Before Stock Option Compensation Expense calculation is not intended to represent cash used in operating activities, since it does not include interest and taxes and changes in operating assets and liabilities, nor is it intended to represent the net increase or decrease in cash, since it does not include cash provided by (used in) investing and financing activities.

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

Item 14.    Controls and Procedures

        The Company's chief executive officer and chief financial officer, based on their evaluation of the Company's disclosure controls and procedures within the past 90 days, have concluded that such disclosure controls and procedures were effective to ensure that material information relating to the Company and required to be disclosed by the Company has been made know to them and has been recorded, processed, summarized and reported timely. There have not been any significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) 1. Financial Statements

        The following financial statements have been filed under Item 8 of this report:

        Report of Independent Certified Public Accountants

        Consolidated Balance Sheets as of December 31, 2002 and 2001

        Consolidated Statements of Operations for the Years Ended December 31, 2002, 2001 and 2000

        Consolidated Statements of Changes in Stockholders' Deficit for the Years Ended December 31, 2002, 2001 and 2000

        Consolidated Statements of Cash Flows for the Years Ended December 31, 2002, 2001 and 2000

        Notes to Consolidated Financial Statements

(a) 2. Financial Statement Schedule

        Schedule II—Valuation and Qualifying Accounts

(b) Reports on Form 8-K

        None

Radio Unica Corp.
Schedule II—Valuation and Qualifying Accounts
For the Years Ended December 31, 2002, 2001 and 2000

		Additions
Description	Balance at Beginning of Year	Charged to costs and expenses	Charges to other accounts	Deduction	Balance at End of Year
2002:
Allowance for doubtful trade accounts receivable	$1,253,425	$842,377	$44,587	$(992,161)	$1,148,228

Deferred tax valuation allowance	$51,086,855	$9,368,429	$—	$—	$60,455,284

2001:
Allowance for doubtful trade accounts receivable	$824,261	$2,306,468	$20,000	$(1,897,304)	$1,253,425

Deferred tax valuation allowance	$34,034,376	$17,052,479	$—	$—	$51,086,855

2000:
Allowance for doubtful trade accounts receivable	$255,242	$909,644	$—	$(340,625)	$824,261

Deferred tax valuation allowance	$22,092,510	$11,941,866	$—	$—	$34,034,376

(c)  Exhibits required by Item 601 of Regulation S-K

EXHIBIT NUMBER	DESCRIPTION
3.1**	Certificate of Incorporation
3.2**	Bylaws
4.1*	Indenture dated as of July 27, 1998 between Radio Unica Corp. and Wilmington Trust Company, as Trustee.
10.1***	Credit Agreement dated as of June 25, 2002 among Radio Unica Corp. and subsidiaries as borrowers and General Electric Capital Corporation as Agent and Lender
10.2****	Asset Purchase Agreement dated as of November 20, 2002 by and among Radio Unica of Denver License Corp., Radio Unica of Denver, Inc and NRC Broadcasting Inc.
10.3****	Amended and restated Employment Agreement between the Company and Joaquin F. Blaya dated January 28, 2003
10.4****	Amended and restated Employment Agreement between the Company and Jose Cancela dated January 28, 2003
10.5****	Amended and restated Employment Agreement between the Company and Steven E. Dawson dated January 28, 2003
10.6****	Amended and restated Employment Agreement between the Company and Andrew Goldman dated January 28, 2003
10.7****	Separation Agreement between the Company and Blaine Decker dated October 12, 2002
21.1****	Subsidiaries

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

***
Incorporated by reference from the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed with the Securities and Exchange Commission on August 13, 2002 of Radio Unica Corp.

****
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2003.

Radio Unica Communications Corp.
By:	/s/ JOAQUIN F. BLAYA Joaquin F. Blaya Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOAQUIN F. BLAYA Joaquin F. Blaya	Chairman of the Board Chief Executive Officer	March 27, 2003
/s/ JOSE C. CANCELA Jose C. Cancela	President and Director	March 27, 2003
/s/ STEVEN E. DAWSON Steven E. Dawson	Chief Financial Officer, Executive Vice President Secretary and Director	March 27, 2003
/s/ MANUEL BORGES Manuel Borges	Vice President of Finance (Principal Accounting Officer)	March 27, 2003
/s/ MARK COLODNY Mark Colodny	Director	March 27, 2003
/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	March 27, 2003
/s/ JUSTIN SADRIAN Justin Sadrian	Director	March 27, 2003
/s/ ANDREW C. GOLDMAN Andrew C. Goldman	Director	March 27, 2003
/s/ THOMAS B. MARTIN Thomas B. Martin	Director	March 27, 2003

CERTIFICATION

I, Joaquin F. Blaya, Chief Executive Officer of Radio Unica Corp. (the "Company"), certify that:

  1.
  I have reviewed this annual report on Form 10-K of the Company;

  2.
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

  3.
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

  4.
  The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

  (a)
  designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

  (b)
  evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

  (c)
  presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
  5.
  The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

  (a)
  all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

  (b)
  any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
  6.
  The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003

/s/ JOAQUIN F. BLAYA Joaquin F. Blaya Chief Executive Officer

CERTIFICATION

I, Steven E. Dawson, Chief Financial Officer of Radio Unica Corp. (the "Company"), certify that:

1.
I have reviewed this annual report on Form 10-K of the Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report;

4.
The Company's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and we have:

(a)
designed such disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)
evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

(c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The Company's other certifying officers and I have disclosed, based on our most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent function):

(a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls; and

(b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and
6.
The Company's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

        Date: March 27, 2003

/s/ STEVEN E. DAWSON Steven E. Dawson Chief Financial Officer

Certification

I, Joaquin F. Blaya, Chief Executive Officer of Radio Unica Corp. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

  1.
  The annual report on Form 10-K of the Company for the year ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2.
  The information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 27th day of March, 2003.

/s/ JOAQUIN F. BLAYA Joaquin F. Blaya Chairman and Chief Executive Officer

Certification

I, Steven E. Dawson, Chief Financial Officer of Radio Unica Corp. (the "Company"), pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, do hereby certify as follows:

  1.
  The annual report on Form 10-K of the Company for the period ended December 31, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

  2.
  The information contained in such Form 10-K fairly presents, in all material respects, the financial condition and results of operations of the Company.

IN WITNESS WHEREOF, I have executed this Certification this 27th day of March, 2003.

/s/ STEVEN E. DAWSON Steven E. Dawson Chief Financial Officer

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. Business
CLASSES OF RADIO ADVERTISING
  Item 2. Properties
  Item 3. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security Holders
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
  Item 6. Selected Financial Data
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 7a. Quantitative and Qualitative Disclosures About Market Risk
  Item 8. Financial Statements and Supplemental Data
INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
RADIO UNICA CORP. CONSOLIDATED BALANCE SHEETS
RADIO UNICA CORP. CONSOLIDATED STATEMENTS OF OPERATIONS
RADIO UNICA CORP. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
RADIO UNICA CORP. CONSOLIDATED STATEMENTS OF CASH FLOWS
Radio Unica Corp. Notes to Consolidated Financial Statements
  Item 9. Changes in and Disagreements on Accounting and Financial Disclosure
PART III
  Item 10. Directors and Executive Officers
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
  Item 14. Controls and Procedures
PART IV
  Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
Radio Unica Corp. Schedule II—Valuation and Qualifying Accounts For the Years Ended December 31, 2002, 2001 and 2000
SIGNATURES
CERTIFICATION
CERTIFICATION
Certification
Certification