Form 10-Q
period 2003-06-30
RADIO UNICA CORP
filed 2003-08-13
CIK 1067636

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.  20549

FORM 10-Q

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended June 30, 2003

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

As of August 13, 2003, 100 shares of Common Stock, $.01 par value were outstanding.

RADIO UNICA CORP.

RADIO UNICA CORP.

CONSOLIDATED BALANCE SHEETS

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,925,439	$2,805,775
Accounts receivable, net of allowance for doubtful accounts of $1,022,391 and $1,148,228, respectively	8,256,498	9,494,925
Prepaid expenses and other current assets	4,015,148	2,251,029
Assets held for sale	—	2,925,554
Total current assets	15,197,085	17,477,283

Property and equipment, net	21,927,423	23,071,043
Broadcast licenses, net of accumulated amortization of $10,210,423	96,433,935	96,433,935
Other intangible assets, net	8,404,017	8,971,849
Other assets	375,894	318,954
	$142,338,354	$146,273,064

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$719,722	$1,295,971
Accrued expenses	2,636,116	2,827,704
Interest payable	7,746,391	7,784,537
Deferred revenue	445,553	608,218
Current portion of notes payable	503,663	641,741
Total current liabilities	12,051,445	13,158,171

Other liabilities	75,500	75,000
Notes payable	—	500,810
Deferred taxes	988,460	988,460
Due to parent, net	93,776,517	95,656,430
Revolving credit facility	12,000,000	—
Senior discount notes	158,088,000	158,088,000

Commitments and contingencies

Stockholders’ deficit:
Common stock; $.01 par value; 1,000 shares authorized, 100 shares issued and outstanding	1	1
Additional paid-in-capital	59,612,074	59,612,074
Deferred compensation expense	(31,282)	(96,226)
Accumulated deficit	(194,222,361)	(181,709,656)
Total stockholders’ deficit	(134,641,568)	(122,193,807)
	$142,338,354	$146,273,064

The accompanying notes are an integral part of these consolidated financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net revenue	$12,306,411	$12,178,532	$21,903,805	$20,340,268

Operating expenses:
Direct operating (exclusive of depreciation shown seperately below)	1,493,303	1,302,953	2,505,838	2,498,426
Selling, general and administrative	4,249,151	4,397,813	8,391,911	8,368,505
Network (exclusive of depreciation shown seperately below)	3,103,316	3,712,702	5,903,595	7,473,748
Corporate	772,247	874,900	1,520,618	1,722,142
Cost of promotion services	2,172,897	1,478,502	4,681,488	2,490,858
Depreciation and amortization	822,179	752,700	1,620,879	1,491,950
Stock option compensation	43,202	151,321	64,945	311,466
	12,656,295	12,670,891	24,689,274	24,357,095
Loss from operations	(349,884)	(492,359)	(2,785,469)	(4,016,827)

Other income (expense):
Interest expense	(5,021,367)	(4,600,358)	(9,982,450)	(9,111,780)
Interest income	1,823	1,615	5,291	4,719
Other	7,003	(4,440)	249,923	(52,920)
	(5,012,541)	(4,603,183)	(9,727,236)	(9,159,981)
Loss before income taxes	(5,362,425)	(5,095,542)	(12,512,705)	(13,176,808)
Income tax benefit	—	39,018	—	78,036
Net loss	$(5,362,425)	$(5,056,524)	$(12,512,705)	$(13,098,772)

Net loss per common share - basic and diluted	$(53,624)	$(50,565)	$(125,127)	$(130,988)

Weighted average common shares outstanding - basic and diluted	100	100	100	100

The accompanying notes are an integral part of these consolidated financial statements.

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Six months ended June 30,
	2003	2002

Operating activities
Net loss	$(12,512,705)	$(13,098,772)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,620,879	1,491,950
Provision for bad debts	(126,013)	31,939
Accretion of interest on senior discount notes	—	8,691,171
Amortization of deferred financing costs	453,342	319,962
Stock option compensation expense	64,945	311,466
Deferred income taxes	—	(78,036)
Gain on sale of radio station assets	(225,616)	—
Other	(18,006)	(118,835)
Changes in assets and liabilities, net of effects of acquisitions:
Accounts receivable	1,364,440	(193,093)
Prepaid expenses and other current assets	(1,865,964)	(257,725)
Other assets	(58,756)	(198,317)
Accounts payable	(576,250)	(1,719,982)
Accrued expenses	(231,588)	376,948
Interest payable	(38,146)	—
Deferred revenue	(144,659)	107,442
Other liabilities	500	20,000
Net cash used in operating activities	(12,293,597)	(4,313,882)

Investing activities
Acquisition of property and equipment	(479,664)	(2,157,440)
Proceeds from sale of radio station assets	3,411,726	—
Net cash provided by (used in) investing activities	2,932,062	(2,157,440)

Financing activities
Intercompany payable, net	(1,879,913)	7,739,164
Repayment of notes payable	(638,888)	(17,878)
Deferred financing costs	—	(828,307)
Borrowings under revolving credit facility	12,000,000	—
Net cash provided by financing activities	9,481,199	6,892,979

Net increase in cash and cash equivalents	119,664	421,657
Cash and cash equivalents at beginning of period	2,805,775	964,042
Cash and cash equivalents at end of period	$2,925,439	$1,385,699

The accompanying notes are an integral part of these consolidated financial statements.

RADIO UNICA CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.              Basis of Presentation

The accompanying unaudited consolidated condensed financial statements of Radio Unica Corp. and subsidiaries (the “Company”) for the periods indicated herein have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with generally accepted accounting principles (“GAAP”) for interim financial information.  Accordingly, the financial statements do not include all of the information and notes required by GAAP for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.  The consolidated condensed financial statements include the accounts of the Company and all majority owned subsidiaries over which the Company has control.  All significant intercompany accounts and transactions have been eliminated in consolidation.  For further information, refer to the Company’s 2002 consolidated financial statements and notes thereto.

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

The Company utilizes a financial measure that is not calculated in accordance with GAAP to assess its financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of operations or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. The Company believes that the presentation of EBITDA provides useful information to investors regarding the Company’s financial condition because it is a commonly used financial analysis tool for measuring and comparing media companies. EBITDA should not be considered as an alternative to net cash provided by (used in) operating activities as a measure of liquidity. This non-GAAP financial measure may not be comparable to similarly titled measures used by other companies.

Results by segment are as follows:

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(Unaudited)		(Unaudited)
Net revenue
Radio broadcasting	$9,732,797	$9,978,077	$16,571,620	$16,626,974
Promotion services	2,573,614	2,200,455	5,332,185	3,713,294
Consolidated	$12,306,411	$12,178,532	$21,903,805	$20,340,268

Operating income (loss)
Radio broadcasting	$(416,479)	$(758,775)	$(2,738,875)	$(4,414,412)
Promotion services	66,595	266,416	(46,594)	397,585
Consolidated	$(349,884)	$(492,359)	$(2,785,469)	$(4,016,827)

EBITDA
Radio broadcasting	$348,846	$(59,866)	$(994,756)	$(3,080,783)
Promotion services	130,452	315,767	80,089	502,986
Consolidated	$479,298	$255,901	$(914,667)	$(2,577,797)

Total assets
Radio broadcasting			137,269,679	$140,530,997
Promotion services			5,068,675	6,011,573
Consolidated			$142,338,354	$146,542,570

Below is a reconciliation of net (loss) income to EBITDA for the Company’s radio broadcasting and promotion services segments:

	Three Months Ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Radio broadcasting:
Net loss	$(5,414,345)	$(5,267,139)	$(12,426,573)	$(13,401,867)
Adjustments:
Interest expense, net	5,004,655	4,549,240	9,938,223	9,017,299
Income taxes	—	(39,018)	—	(78,036)
Depreciation and amortization	758,536	697,051	1,493,594	1,381,821
EBITDA	$348,846	$(59,866)	$(994,756)	$(3,080,783)

Promotion services:
Net income (loss)	$51,920	$210,615	$(86,132)	$303,095
Adjustments:
Interest expense, net	14,889	$49,503	38,936	89,762
Income taxes	—	—	—	—
Depreciation and amortization	63,643	55,649	127,285	110,129
EBITDA	$130,452	$315,767	$80,089	$502,986

3.              Stock Option Plan

As permissible under SFAS No. 123, “Accounting for Stock-Based Compensation”, the Company accounts for all stock-based compensation arrangements using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, as interpreted by FASB Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, and discloses pro forma net loss and loss per share amounts as if the fair value method had been adopted.  Accordingly, no compensation cost is recognized for stock option awards granted to employees at or above fair market value.

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

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002

Net loss, as reported	$(5,362,425)	$(5,056,524)	$(12,512,705)	$(13,098,772)
Deduct:
Stock-based compensation expense determined under fair value method	618,028	699,105	1,375,715	1,347,228
Net loss, pro forma	$(5,980,453)	$(5,755,629)	$(13,888,420)	$(14,446,000)
Net loss per share, basic and diluted
As reported	$(53,624)	$(50,565)	$(125,127)	$(130,988)
Pro forma	$(59,805)	$(57,556)	$(138,884)	$(144,460)

Weighted average fair value	$—	$—	$—	$1.09
Expected life (in years)	8	10	8	10
Risk free interest rate	4.0%	5.0%	4.0%	5.0%
Expected volatility	154%	136%	186%	124%
Dividend yield	—	—	—	—

4.              Revolving Credit Facility

At June 30, 2003, the Company was in breach of its Minimum Senior Interest Coverage Ratio covenant (as defined).  The Company has received a waiver for this breach from the lender.  In addition, the Company has received a waiver for the Minimum Senior Interest Coverage Ratio and the Maximum Senior Secured Debt covenants through December 31, 2004.  In connection with the waiver of these covenants, effective August 12, 2003 the Company's borrowing rate increases to the Index Rate (as defined) plus 3.75% or libor plus 4.75%.  Also, in connection with the waiver, the Company's cash or availability under the Revolving Credit Facility (minus certain accounts payable, as defined) must exceed $2.5 million immediately following interest payments on its Senior Discount Notes.  The Company will incur fees of approximately $125,000 associated with the above mentioned waivers.  As of June 20, 2003, the company had approximately $8.0 million of availability under the Revolving Credit Facility.

The Company is subject to other financial covenants.  There is no assurance that the Company will be able to comply with its other financial covenants or that any future covenant breaches will be waived. Any breach that is not waived could result in an event of default, permitting the lenders to suspend commitments to make any advance, and to declare amounts outstanding and interest thereon due and payable, which could have a material adverse effect on our business, financial condition and results of operations.

5.     New Accounting Standards

        In January 2003, the FASB issued Financial Interpretation No. ("FIN") 46, Consolidation of Variable Interest Entities, which addresses the consolidation of variable interest entities in which an enterprise absorbs a majority of the entity's expected losses, receives a majority of the entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the entity. FIN No. 46 was effective upon issuance for certain disclosure requirements and for variable interest entities created after January 1, 2003, and in the first fiscal year or interim period beginning after June 15, 2003 for all other variable interest entities. The Company does not expect any impact on its consolidated financial position, results of operations or cash flows from adoption.

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability (or an asset in some circumstances). The adoption of SFAS No. 150 will not have an impact on the Company's consolidated financial position, results of operations or cash flows.

6.                    Subsequent Events

On August 1, 2003, the Company elected not to pay the interest payment due on such date in the amount of $9,287,670 with respect to its 11 3/4% Senior Discount Notes due 2006 issued under an Indenture dated July 27, 1998.  The Company is presently in discussions with representatives of the holders of the notes.  Under the Indenture pursuant to which the notes were issued, the Company has until September 2, 2003 to make such interest payment before the occurrence of an event of default exists under the Indenture.  If the Company fails to make the payment on or before that date, then the entire approximately $158 million principal amount of notes, and accrued interest, may be declared immediately due and payable.  Subject to the results of the discussions with representatives of the holders of the notes, the Company intends to make the interest payment on or prior to September 2, 2003.

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

During the three and six months ended June 30, 2003, our critical accounting policies and the nature of our estimates have not changed from those disclosed in our annual report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

NET REVENUE.  Net revenue increased by approximately $0.1 million or 1% to approximately $12.3 million for the three months ended June 30, 2003 from approximately $12.2 million for the comparable period in the prior year.  The increase in net revenue related to increased revenue generated by promotional and merchandising services associated with MASS of approximately $0.4 million, increased local spot and network revenue of approximately $0.4 million, offset by a decrease in national spot revenue of approximately $0.5 million and decreased barter revenue of approximately $0.2 million.

Direct operating expenses increased by approximately $0.2 million or 15% to approximately $1.5 million for the three months ended June 30, 2003 from approximately $1.3 million for the comparable period in the prior year.  The increase in direct operating expenses was primarily due to increased barter expense, primarily related to advertising and increased costs associated with promotional events, offset in part by the sale of assets and termination of operations at the Denver station as of February 11, 2003.

Selling, general and administrative expenses decreased by approximately $0.2 million or 3% to approximately $4.2 million for the three months ended June 30, 2003 from approximately $4.4 million for the comparable period in the prior year. The decrease in selling, general and administrative expenses primarily relates to a decrease in headcount at MASS, and the sale of assets and termination of operations at the Denver station as of February 11, 2003.

Network expenses decreased approximately $0.6 million or 16% to approximately $3.1 million for the three months ended June 30, 2003 from approximately $3.7 million for the comparable period in the prior year.  The decrease in network expenses was mainly due to a decrease in the cost of network programming, decreased personnel costs, and decreased spending associated with the promotion and marketing of the network.

Corporate expenses decreased approximately $0.1 million or 12% to approximately $0.8 million for the three months ended June 30, 2003 from approximately $0.9 million for the comparable period in the prior year.  The decrease in corporate expense is primarily due to decreased travel and travel related costs, decreased legal fees and decreased administrative costs.

Cost of promotion services increased by approximately $0.7 million or 47% to $2.2 million for the three months ended June 30, 2003 from approximately $1.5 million for the comparable period in the prior year.  The increase in the cost of promotion services was related to the variable costs associated with the increase in MASS’ revenue, as well as higher out of pocket costs associated with certain client’s marketing programs.

Depreciation and amortization increased by approximately $0.1 million or 9% to approximately $0.8 million for the three months ended June 30, 2003 from approximately $0.7 million for the comparable period in the prior year.  The increase in depreciation and amortization was due to the additions of fixed assets arising from signal upgrades completed during 2002.

Stock option compensation expense decreased by approximately $0.1 million or 71% to approximately $43,000 for the three months ended June 30, 2003 from approximately $0.2 million for the comparable period in the prior year. Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of Radio Unica Communications Corp.’s common stock.  The decrease in stock option compensation expense is due to stock options granted becoming fully vested during 2002.

OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.4 million or 9% to approximately $(5.0) million for the three months ended June 30, 2003 from approximately $(4.6) million for the comparable period in the prior year. Other income (expense) for the three months ended June 30, 2003 included interest expense of approximately $(5.0) million primarily related to the interest on the Senior Discount Notes.

NET LOSS.  Net loss increased by approximately $0.3 million or 6% to approximately $(5.4) million for the three months ended June 30, 2003 from approximately $(5.1) million for the comparable period in the prior year.  The increase in net loss was mainly the result of increased interest expense of approximately $0.4 million.

EBITDA.  EBITDA increased by approximately $0.2 million or 87% to approximately $0.5 million for the three months ended June 30, 2003 from approximately $0.3 million for the comparable period in the prior year The increase in EBITDA was mainly the result of a decrease in radio expenses, offset in part by an increase in the cost of promotion services for the three months ended June 30, 2003.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

NET REVENUE.  Net revenue increased by approximately $1.6 million or 8% to approximately $21.9 million for the six months ended June 30, 2003 from approximately $20.3 million for the comparable period in the prior year.  The increase in net revenue relates to increased revenue generated by promotional and merchandising services associated with MASS of approximately $1.6 million, increased local spot and network revenue of approximately $0.8 million, increased barter revenue of approximately $0.1 million, offset by a decrease in national spot revenue of approximately $0.9 million.

Direct operating expenses remained constant at approximately $2.5 million for the six months ended June 30, 2003 and 2002.  Direct operating expenses are comprised of technical and programming costs at the O&Os.

Selling, general and administrative expenses remained constant at approximately $8.4 million for the six months ended June 30, 2003 and 2002. Selling, general and administrative expenses for the radio broadcasting business increased by approximately $0.2 million due to increased local sales cost.  This increase was offset by a decrease in general and administrative costs associated with MASS of approximately $0.2 million due to a reduction in headcount.

Network expenses decreased by approximately $1.6 million or 21% to approximately $5.9 million for the six months ended June 30, 2003 from approximately $7.5 million for the comparable period in the prior year.  The decrease in network expenses is primarily due to decreased cost of network programming, including sports rights for the 2002 Gold Cup soccer event and decreased advertising spending.

Corporate expenses decreased approximately $0.2 million or 12% to approximately $1.5 million for the six months ended June 30, 2003 from approximately $1.7 million for the comparable period in the prior year.  The decrease in corporate expense is primarily due to decreased legal and administrative costs.

Cost of promotion services increased by approximately $2.2 million or 88% to $4.7 million for the six months ended June 30, 2003 from approximately $2.5 million for the comparable period in the prior year.  The increase in the cost of promotion services was related to the variable costs associated with the increase in MASS’ revenue, as well as higher out of pocket costs associated with certain client’s marketing programs.

Depreciation and amortization increased by approximately $0.1 million or 9% to approximately $1.6 million for the six months ended June 30, 2003 from approximately $1.5 million for the comparable period in the prior year. The increase in depreciation and amortization was due to the additions of fixed and intangible assets arising from signal upgrades completed during 2002.

Stock option compensation expense decreased by approximately $0.2 million or 79% to approximately $0.1 million for the six months ended June 30, 2003 from approximately $0.3 million for the comparable period in the prior year.  Stock option compensation expense represents a non-cash charge relating to the vesting of stock options granted to employees to purchase shares of Radio Unica Communications Corp.’s common stock.  The decrease in stock option compensation expense is due to stock options granted becoming fully vested during 2002.

OTHER INCOME (EXPENSE). Other income (expense) decreased by approximately $0.5 million or 6% to approximately $(9.7) million for the six months ended June 30, 2003 from approximately $(9.2) million for the comparable period in the prior year. Other income (expense) for the six months ended June 30, 2003 is mainly comprised of interest expense of approximately $(10.0) million and interest income and other income of approximately $0.3 million primarily related to the gain on the sale of the Denver radio station assets in February 2003.  Interest expense primarily relates to the interest on the Senior Discount Notes.

INCOME TAX BENEFIT. The Company recorded an income tax benefit of approximately $0.1 million for the six months ended June 30, 2002.  The benefit resulted from the Company’s ability to utilize a portion of its net operating tax loss carryforwards to offset existing deferred tax liabilities.  The Company did not record any benefit during the six months ended June 30, 2003.

NET LOSS.  Net loss decreased by approximately $0.6 million or 4% to approximately $12.5 million for the six months ended June 30, 2003 from approximately $13.1 million for the comparable period in the prior year.  The decrease in net loss is mainly the result of the increase in the Company’s revenue of approximately $1.5 million offset by an increase in operating expenses of approximately $0.3 million, increased interest expense related to the Senior Discount Notes of approximately $0.9 million and decreased interest income and other income of approximately $0.3 million.

EBITDA.  EBITDA increased by approximately $1.7 million or 65% to approximately $(0.9) million for the six months ended June 30, 2003 from approximately $(2.6) million for the comparable period in the prior year. The increase in EBITDA was mainly the result of the increase in revenue, decreased network expenses and the gain on the sale of the Denver radio station assets, offset by the increase in cost of promotion services.

Use of Non-GAAP Financial Measures

The Company utilizes a financial measure that is not calculated in accordance with GAAP to assess its financial performance. A non-GAAP financial measure is defined as a numerical measure of a company’s financial performance that (i) excludes amounts, or is subject to adjustments that have the effect of excluding amounts, that are included in the comparable measure calculated and presented in accordance with GAAP in the statement of operations or statement of cash flows; or (ii) includes amounts, or is subject to adjustments that have the effect of including amounts, that are excluded from the comparable measure so calculated and presented. EBITDA is defined as earnings (loss) before interest, taxes, depreciation and amortization. The Company believes that the presentation of EBITDA provides useful information to investors regarding the Company’s financial condition because it is a commonly used financial analysis tool for measuring and comparing media companies. EBITDA should not be considered as an alternative to net cash provided by (used in) operating activities as a measure of liquidity. This non-GAAP financial measure may not be comparable to similarly titled measures used by other companies.  Below is a reconciliation of net loss to EBITDA for the three and six months ended June 30, 2003 and 2002:

	Consolidated
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Net loss	$(5,362,425)	$(5,056,524)	$(12,512,705)	$(13,098,772)
Adjustments:
Interest expense, net	5,019,544	4,598,743	9,977,159	9,107,061
Income taxes	—	(39,018)	—	(78,036)
Depreciation and amortization	822,179	752,700	1,620,879	1,491,950
EBITDA	$479,298	$255,901	$(914,667)	$(2,577,797)

Liquidity and Capital Resources

The Company has had negative cash flows since inception. Working capital and financing for the Company’s acquisitions to date have been provided primarily by the proceeds from the Company’s initial public offering, the issuance of the 11¾% Senior Discount Notes due August 1, 2006, the issuance of promissory notes, common stock and preferred stock to the Company’s shareholders, proceeds from the Revolving Credit Facility and advances from the Company's parent.

Net cash used in operating activities increased by approximately $8.0 million or 185% to approximately $12.3 million for the six months ended June 30, 2003 from approximately $4.3 million for the comparable period in the prior year.  Net cash provided by (used in) investing activities increased by $5.1 million or 236% to $2.9 million for the six months ended June 30, 2003 from approximately $(2.2) million for the comparable period in the prior year. The increase of approximately $5.1 million from 2002 to 2003 was primarily due to the proceeds received from the sale of the Denver radio station assets of approximately $3.4 million and a decrease in capital expenditures of approximately $1.7 million.  Net cash provided by financing activities increased by approximately $2.6 million to approximately $9.5 million for the six months ended June 30, 2003 from approximately $6.9 million for the comparable period in the prior year. The increase of approximately $2.6 million was due to the Company borrowing $12.0 million under its Revolving Credit Facility during the six months ended June 30, 2003 and a decrease in deferred financing costs from 2002 to 2003 of approximately $0.8 million, offset by a decrease in intercompany payable of approximately $9.6 million and repayment of notes payable of $0.6 million during 2003.

Capital expenditures primarily relate to the purchase of broadcast equipment for the network and O&Os, leasehold improvements, computer equipment and telecommunications equipment. Capital expenditures were approximately $0.5 million and $2.2 million for the six months ended June 30, 2003 and 2002, respectively.  The decrease in capital expenditures is primarily due to signal upgrades completed during 2002.

The Company believes that its current cash on hand and its borrowing availability under its Revolving Credit Facility, will at a minimum provide adequate resources to fund the Company’s operating expenses, debt service, working capital requirements and capital expenditures through June 30, 2004.

On August 1, 2003, the Company elected not to pay the interest payment due on such date in the amount of $9,287,670 with respect to its 11 3/4% Senior Discount Notes due 2006 issued under an Indenture dated July 27, 1998.  The Company is presently in discussions with representatives of the holders of the notes.  Under the Indenture pursuant to which the notes were issued, the Company has until September 2, 2003 to make such interest payment before the occurrence of an event of default exists under the Indenture.  If the Company fails to make the payment on or before that date, then the entire approximately $158 million principal amount of notes, and accrued interest, may be declared immediately due and payable.  Subject to the results of the discussions with representatives of the holders of the notes, the Company intends to make the interest payment on or prior to September 2, 2003.

The Company through its financial advisor, CIBC World Markets Corp. (“CIBC”) is currently in discussions with representatives of the Senior Discount Notes (the “Notes”) in order to restructure the terms of the Notes. In addition, the Company through CIBC is in discussions with several potential investors to secure additional equity financing.  There can be no assurance that the Company will be able to restructure its Notes or secure additional equity financing. In connection with the above mentioned efforts the Company has incurred approximately $1.6 million in fees through June 30, 2003. These fees are included in the balance sheet at June 30, 2003 in prepaid expenses and other currents assets.  If the Company is successful in its efforts to restructure its Notes, the fees paid will be capitalized and amortized accordingly.  If the Company is successful in its efforts to raise equity, the fees paid will be recorded as a reduction of the equity proceeds. If the Company is unsuccessful in its efforts to restructure its Notes or raise equity, the fees paid will be expensed.

At June 30, 2003, the Company was in breach of its Minimum Senior Interest Coverage Ratio covenant (as defined).  The Company has received a waiver for this breach from the lender.  In addition, the Company has received a waiver for the Minimum Senior Interest Coverage Ratio and the Maximum Senior Secured Debt covenants through December 31, 2004.  In connection with the waiver of these covenants effective August 12, 2003, the Company's borrowing rate increases to the Index Rate (as defined) plus 3.75% or LIBOR plus 4.75%.  Also, in connection with the waiver, the Company's cash or availability under the Revolving Credit Facility (minus certain accounts payable, as defined) must exceed $2.5 million immediately following interest payments on its Senior Discount Notes.  The Company will incur fees of approximately $125,000 associated with the above mentioned waivers.  As of June 30, 2003, the Company had approximately $8.0 million of availability under the Revolving Credit Facility.

The Company is subject to other financial covenants under its Revolving Credit Facility.  There is no assurance that the Company will be able to comply with its other financial covenants or that any future covenant breaches will be waived. Any breach that is not waived could result in an event of default, permitting the lenders to suspend commitments to make any advance, and to declare amounts outstanding and interest thereon due and payable, which could have a material adverse effect on our business, financial condition and results of operations.

If the Company is unable to generate sufficient cash flow, is unable to restructure its Notes, or is unable to secure additional equity financing, it may have to adopt one or more alternatives after June 30, 2004, such as further reducing or restructuring its operating costs, reducing or delaying planned capital expenditures or selling assets. There can be no assurance that any of these financing strategies could be effected on satisfactory terms, if at all.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Our exposure to interest rate risk arises principally from the variable rates associated with our Revolving Credit Facility. On June 30, 2003, we had borrowings of $12.0 million under our Revolving Credit Facility that were subject to variable rates. Based on amounts outstanding as of June 30, 2003, an adverse change of 1.0% in the interest rate on our Revolving Credit Facility would have caused us to incur an increase in interest expense of approximately $0.1 million on an annual basis.

Item 4.           Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer, based on their evaluation of the Company’s disclosure controls and procedures at June 30, 2003, have concluded that such disclosure controls and procedures were effective to ensure that material information relating to the Company and required to be disclosed by the Company has been made known to them and has been recorded, processed, summarized and reported timely.  During the quarter ended June 30, 2003 there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of evaluation.

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002. Filed herewith.

(b)         Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Radio Unica Corp.

By:	/s/ Steven E. Dawson
Steven E. Dawson Chief Financial Officer

Date:                    August 13, 2003