Form 10-K/A
period 2002-12-31
RADIO UNICA CORP
filed 2003-08-18
CIK 1067636

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

RADIO UNICA CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2002	2001	2000
Net revenue	$45,691,187	$37,517,496	$30,095,711
Operating expenses:
Direct operating (exclusive of depreciation shown separately below)	5,451,626	7,323,190	6,858,971
Selling, general and administrative	17,999,246	18,673,947	15,487,676
Network (exclusive of depreciation shown separately below)	14,076,230	18,571,644	12,993,178
Corporate	3,412,615	3,522,911	3,493,918
Cost of promotions company sales	6,640,200	3,627,316
Depreciation and amortization	3,100,531	6,670,291	6,126,862
Stock option compensation	474,591	587,525	3,162,976

	51,155,039	58,976,824	48,123,581

Loss from operations	(5,463,852)	(21,459,328)	(18,027,870)
Other income (expense):
Interest expense	(18,889,231)	(17,051,548)	(15,146,458)
Interest income	9,013	29,905	104,279
Loss on investments in unconsolidated companies	—	(5,008,160)	(3,008,000)
Other, net	(45,329)	10,016	22,083

	(18,925,547)	(22,019,787)	(18,028,096)

Loss before income taxes	(24,389,399)	(43,479,115)	(36,055,966)
Income tax benefit	—	156,071	809,448

Net loss	$(24,389,399)	$(43,323,044)	$(35,246,518)

Net loss per common share applicable to common stockholders — basic and diluted	$(243,894)	$(433,230)	$(352,465)

Weighted average common shares outstanding — basic and diluted	100	100	100

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

7.     Other Intangible Assets

        Other intangible assets consist of the following:

			December 31,
		Weighted Average Amortization Period (Years)	2002		2001
	Useful Lives (Years)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Unamortized intangible assets:
Goodwill	—	—	$5,825,325	$538,340	$5,825,325	$538,340
Amortized intangible assets
Deferred financing costs	4-8	7.0	6,550,492	3,447,987	5,600,000	2,678,113
Covenants not to compete	1-5	3.6	2,350,281	1,767,922	2,350,281	1,503,215

Total			$8,900,773	$5,215,909	$7,950,281	$4,181,328

        Amortization expense for other intangible assets for the years ended December 31, 2002, 2001 and 2000 was $264,704, $1,214,964 and $1,382,124, respectively. Amortization expense for the deferred financing costs for the years ended December 31, 2002, 2001 and 2000 was $777,688, $815,277 and $770,832, respectively.

        Estimated intangible asset amortization expense for the next five years is approximately $1.1 million in 2003, $1.1 million in 2004, 1.1 million in 2005, $0.4 million in 2006 and $0 in 2007.

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

****
Filed herewith

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 18, 2003.

Radio Unica Communications Corp.
By:	/s/ JOAQUIN F. BLAYA Joaquin F. Blaya Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ JOAQUIN F. BLAYA Joaquin F. Blaya	Chairman of the Board Chief Executive Officer	August 18, 2003
/s/ JOSE C. CANCELA Jose C. Cancela	President and Director	August 18, 2003
/s/ STEVEN E. DAWSON Steven E. Dawson	Chief Financial Officer, Executive Vice President Secretary and Director	August 18, 2003
/s/ MANUEL BORGES Manuel Borges	Vice President of Finance (Principal Accounting Officer)	August 18, 2003
/s/ MARK COLODNY Mark Colodny	Director	August 18, 2003
/s/ SIDNEY LAPIDUS Sidney Lapidus	Director	August 18, 2003
/s/ JUSTIN SADRIAN Justin Sadrian	Director	August 18, 2003
/s/ ANDREW C. GOLDMAN Andrew C. Goldman	Director	August 18, 2003
/s/ THOMAS B. MARTIN Thomas B. Martin	Director	August 18, 2003

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